Form 10-Q
period 2025-09-27
BOSTON BEER CO INC
filed 2025-10-23
CIK 949870

Table of Content

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 1-14092

THE BOSTON BEER COMPANY, INC.

(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-3284048
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
One Design Center Place, Suite 850, Boston, Massachusetts	02210
(Address of principal executive offices)	(Zip Code)

(617) 368-5000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Class A Common Stock $0.01 par value	SAM	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☒

Number of shares outstanding of each of the issuer’s classes of common stock, as of October 17, 2025:

Class A Common Stock, $.01 par value	8,590,368
Class B Common Stock, $.01 par value	2,068,000
(Title of each class)	(Number of shares)

Table of Content

THE BOSTON BEER COMPANY, INC.

FORM 10-Q

September 27, 2025

EX-31.1 Section 302 CEO Certification

EX-31.2 Section 302 CFO Certification

EX-32.1 Section 906 CEO Certification

EX-32.2 Section 906 CFO Certification

Table of Content

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	September 27, 2025	December 28, 2024

Current Assets:
Cash and cash equivalents	$250,454	$211,819
Accounts receivable	84,322	61,423
Inventories	101,716	117,159
Prepaid expenses and other current assets	23,538	20,209
Income tax receivable	1,756	6,681
Total current assets	461,786	417,291
Property, plant, and equipment, net	579,539	616,242
Operating right-of-use assets	32,942	27,837
Goodwill	112,529	112,529
Intangible assets, net	15,176	16,446
Third-party production prepayments	8,415	14,473
Note receivable	10,980	16,738
Other assets	25,234	28,462
Total assets	$1,246,601	$1,250,018
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$102,207	$87,276
Accrued expenses and other current liabilities	137,774	138,618
Current operating lease liabilities	12,576	5,735
Total current liabilities	252,557	231,629
Deferred income taxes, net	50,307	65,803
Non-current operating lease liabilities	28,321	30,205
Other liabilities	4,432	6,194
Total liabilities	335,617	333,831
Commitments and Contingencies (See Note I)
Stockholders' Equity:
Class A Common Stock, $0.01 par value; 22,700,000 shares authorized; 8,645,180 and 9,263,198 issued and outstanding as of September 27, 2025 and December 28, 2024 respectively	86	93
Class B Common Stock, $0.01 par value; 4,200,000 shares authorized; 2,068,000 issued and outstanding as of September 27, 2025 and December 28, 2024	21	21
Additional paid-in capital	690,567	676,454
Accumulated other comprehensive loss	(463)	(696)
Retained earnings	220,773	240,315
Total stockholders' equity	910,984	916,187
Total liabilities and stockholders' equity	$1,246,601	$1,250,018

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(in thousands, except per share data)

(unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Revenue	$571,476	$642,131	$1,678,258	$1,708,555
Less excise taxes	33,982	36,654	98,948	97,928
Net revenue	537,494	605,477	1,579,310	1,610,627
Cost of goods sold	264,377	325,236	794,412	877,580
Gross profit	273,117	280,241	784,898	733,047
Operating expenses:
Advertising, promotional, and selling expenses	164,739	147,986	461,987	412,484
General and administrative expenses	44,913	43,818	138,615	142,226
Impairment of intangible assets	—	42,584	—	42,584
Impairment of brewery assets	1,416	20	6,401	3,751
Total operating expenses	211,068	234,408	607,003	601,045
Operating income	62,049	45,833	177,895	132,002
Other income, net:
Interest income, net	2,696	3,582	7,320	10,021
Other expense, net	(595)	(317)	(1,168)	(795)
Total other income, net	2,101	3,265	6,152	9,226
Income before income tax provision	64,150	49,098	184,047	141,228
Income tax provision	17,995	15,584	53,047	42,778
Net income	$46,155	$33,514	$131,000	$98,450
Net income per common share – basic	$4.25	$2.87	$11.83	$8.29
Net income per common share – diluted	$4.25	$2.86	$11.82	$8.27
Weighted-average number of common shares – basic	10,855	11,682	11,073	11,878
Weighted-average number of common shares – diluted	10,830	11,671	11,050	11,871
Net income	$46,155	$33,514	$131,000	$98,450
Other comprehensive (loss) income:
Foreign currency translation adjustment	(161)	40	233	(181)
Total other comprehensive (loss) income	(161)	40	233	(181)
Comprehensive income	$45,994	$33,554	$131,233	$98,269

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Thirty-nine weeks ended
	September 27, 2025	September 28, 2024
Cash flows provided by operating activities:
Net income	$131,000	$98,450
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,726	70,904
Impairment of intangible assets	—	42,584
Impairment of brewery assets	6,401	3,751
Gain on sale of property, plant, and equipment	(47)	(263)
Change in right-of-use assets	(5,654)	5,793
Stock-based compensation expense	14,408	14,686
Deferred income taxes	(15,496)	(19,276)
Other non-cash expense	(32)	220
Changes in operating assets and liabilities:
Accounts receivable	(22,866)	(27,324)
Inventories	13,816	(40,148)
Prepaid expenses, income tax receivable, and other current assets	1,596	(3,429)
Third-party production prepayments	6,058	15,566
Other assets	3,827	4,987
Accounts payable	16,042	18,053
Accrued expenses, income taxes payable and other liabilities	8,481	29,244
Operating lease liabilities	4,958	(6,808)
Net cash provided by operating activities	230,218	206,990
Cash flows used in investing activities:
Cash paid for note receivable	—	(20,000)
Purchases of property, plant, and equipment	(36,717)	(52,770)
Proceeds from disposal of property, plant, and equipment	47	23
Net cash used in investing activities	(36,670)	(72,747)
Cash flows used in financing activities:
Repurchases and retirement of Class A common stock	(152,423)	(175,953)
Proceeds from exercise of stock options and sale of investment shares	1,242	2,699
Cash paid on finance leases	(1,288)	(1,473)
Payment of tax withholding on stock-based payment awards and investment shares	(2,444)	(2,406)
Net cash used in financing activities	(154,913)	(177,133)
Change in cash and cash equivalents	38,635	(42,890)
Cash and cash equivalents at beginning of period	211,819	298,491
Cash and cash equivalents at end of period	$250,454	$255,601
Supplemental disclosure of cash flow information:
Income tax payment, net	$(54,215)	$(35,527)
Cash paid for amounts included in measurement of lease liabilities
Operating cash outflows from operating leases	$9,899	$7,930
Operating cash outflows from finance leases	$101	$175
Financing cash outflows from finance leases	$1,288	$1,473
Right-of-use assets obtained in exchange for operating lease obligations	$13,630	$-
Right-of-use-assets obtained in exchange for finance lease obligations	$-	$2,017
Decrease in accounts payable and accrued expenses for purchases of property, plant, and equipment	$(1,111)	$(3,818)
(Decrease) increase in accrued expenses for non-cash financing activity – accrued excise taxes on share repurchases	$(899)	$1,574
Non-cash investing activity - reduction in accrued expenses and notes receivable	$6,008	$2,423

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the thirteen and thirty-nine weeks ended September 27, 2025 and September 28, 2024

(in thousands)

(unaudited)

						Accumulated
	Class A	Class A	Class B	Class B	Additional	Other		Total
	Common	Common	Common	Common	Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Stock, Par	Shares	Stock, Par	Capital	Loss	Earnings	Equity
Balance at December 28, 2024	9,263	$93	2,068	$21	$676,454	$(696)	$240,315	$916,187
Net income							24,412	24,412
Stock options exercised and restricted shares activities	32	-			10			10
Stock-based compensation expense					5,870			5,870
Repurchase and retirement of Class A Common Stock	(202)	(2)					(49,616)	(49,618)
Foreign currency translation adjustment						149		149
Balance at March 29, 2025	9,093	$91	2,068	$21	$682,334	$(547)	$215,111	$897,010
Net income							60,433	60,433
Stock options exercised and restricted shares activities	2	-			28			28
Stock-based compensation expense					5,054			5,054
Repurchase and retirement of Class A Common Stock	(217)	(2)					(50,429)	(50,431)
Foreign currency translation adjustment						245		245
Balance at June 28, 2025	8,878	$89	2,068	$21	$687,416	$(302)	$225,115	$912,339
Net income							46,155	46,155
Stock options exercised and restricted shares activities	3	-			(333)			(333)
Stock-based compensation expense					3,484			3,484
Repurchase and retirement of Class A Common Stock	(236)	(3)					(50,497)	(50,500)
Foreign currency translation adjustment						(161)		(161)
Balance at September 27, 2025	8,645	$86	2,068	$21	$690,567	$(463)	$220,773	$910,984

Table of Content

		Class A				Accumulated
	Class A	Common	Class B	Class B	Additional	Other		Total
	Common	Stock,	Common	Common	Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Par	Shares	Stock, Par	Capital	Loss	Earnings	Equity
Balance at December 30, 2023	10,033	$100	2,068	$21	$656,297	$(57)	$421,568	$1,077,929
Net income							12,597	12,597
Stock options exercised and restricted shares activities	24	-			(482)			(482)
Stock-based compensation expense					7,127			7,127
Repurchase and retirement of Class A Common Stock	(148)	(1)					(50,280)	(50,281)
Foreign currency translation adjustment						(162)		(162)
Balance at March 30, 2024	9,909	$99	2,068	$21	$662,942	$(219)	$383,885	$1,046,728
Net income							52,339	52,339
Stock options exercised and restricted shares activities	8	-			1,266			1,266
Stock-based compensation expense					3,881			3,881
Repurchase and retirement of Class A Common Stock	(221)	(2)					(63,618)	(63,620)
Foreign currency translation adjustment						(59)		(59)
Balance at June 29, 2024	9,696	$97	2,068	$21	$668,089	$(278)	$372,606	$1,040,535
Net income							33,514	33,514
Stock options exercised and restricted shares activities	1	-			14			14
Stock-based compensation expense					3,678			3,678
Repurchase and retirement of Class A Common Stock	(226)	(2)					(63,622)	(63,624)
Foreign currency translation adjustment						40		40
Balance at September 28, 2024	9,471	$95	2,068	$21	$671,781	$(238)	$342,498	$1,014,157

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

The accompanying unaudited condensed consolidated balance sheet as of September 27, 2025, and the unaudited condensed consolidated statements of comprehensive operations, stockholders’ equity, and cash flows for the interim periods ended September 27, 2025 and September 28, 2024, respectively, have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnotes normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. All intercompany accounts and transactions have been eliminated. These condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2024.

In the opinion of the Company’s management, the Company’s unaudited condensed consolidated balance sheet as of September 27, 2025 and the results of its condensed consolidated comprehensive operations, stockholders’ equity, and cash flows for the interim periods ended September 27, 2025 and September 28, 2024, reflect all adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.

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

Table of Content

C. Revenue Recognition

The breakdown of revenue during the thirteen and thirty-nine weeks ended September 27, 2025 and September 28, 2024 were as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Shipments to domestic distributors	93%	94%	94%	94%
Shipments to international distributors	5%	4%	5%	5%
Sales at retail locations	2%	2%	1%	1%
	100%	100%	100%	100%

The Company recognizes revenue when obligations under the terms of a contract with its customer are satisfied; generally, this occurs with the transfer of title of its products. Revenue is measured as the amount of consideration expected to be received in exchange for transferring products. If the conditions for revenue recognition are not met, the Company defers the revenue until all conditions are met. As of September 27, 2025 and December 28, 2024, the Company has deferred $16.8 million and $11.3 million, respectively, in revenue related to product shipped prior to these dates. These amounts are included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.

Customer promotional discount programs are entered into by the Company with distributors for certain periods of time. The reimbursements for discounts to distributors are recorded as reductions to net revenue and were $19.1 million and $53.0 million for the thirteen and thirty-nine weeks ended September 27, 2025, respectively, and $20.1 million and $50.4 million for the thirteen and thirty-nine weeks ended September 28, 2024, respectively. The agreed-upon discount rates are applied to certain distributors' sales to retailers, based on volume metrics, in order to determine the total discounted amount. The computation of the discount allowance requires that management make certain estimates and assumptions that affect the timing and amounts of revenue and liabilities recorded. Actual promotional discounts owed and paid have historically been in line with allowances recorded by the Company; however, the amounts could differ from the estimated allowance.

Customer programs and incentives are a common practice in the alcohol beverage industry. Amounts paid in connection with customer programs and incentives are recorded as reductions to net revenue or as advertising, promotional and selling expenses, based on the nature of the expenditure. Customer incentives and other payments made to distributors are primarily based upon performance of certain marketing and advertising activities. Depending on applicable state laws and regulations, these activities promoting the Company's products may include, but are not limited to point-of-sale and merchandise placement, samples, product displays, promotional programs at retail locations and meals, travel and entertainment. Amounts paid to customers in connection with these programs that were recorded as reductions to net revenue or as advertising, promotional and selling expenses for the thirteen and thirty-nine weeks ended September 27, 2025 and September 28, 2024 were as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
	(in thousands)		(in thousands)
Amount recorded as a reduction to net revenue	$11,930	$9,109	$30,876	$22,823
Amount recorded as advertising, promotional and selling expenses	6,519	5,277	15,608	14,537
Total customer programs and incentives	$18,449	$14,386	$46,484	$37,360

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

	September 27, 2025	December 28, 2024

Current inventory:
Raw materials	$36,830	$48,321
Work in process	20,591	18,878
Finished goods	44,295	49,960
Total current inventory	101,716	117,159
Long term inventory	7,703	6,076
Total inventory	$109,419	$123,235

As of September 27, 2025 and December 28, 2024, the Company has recorded inventory obsolescence reserves of $11.8 million and $16.3 million, respectively.

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

Intangible assets. The Company’s intangible assets consist primarily of a trademark and customer relationships obtained through the Company’s Dogfish Head acquisition. Customer relationships are amortized over their estimated useful lives and beginning in the fourth quarter of 2024, the Company changed the indefinite useful life Dogfish Head trademark asset and began amortizing the remaining balance over an estimated useful life of 10 years.

As of September 28, 2024, the Dogfish Head trademark was classified as an indefinite-lived intangible asset and was not amortized. In line with accounting guidance, the Company may perform either a qualitative assessment or a quantitative impairment test. The quantitative test compares the trademark’s carrying value to its estimated fair value, determined using the relief-from-royalty method. If the fair value is lower, an impairment charge is recorded.

In 2024, as a result of performing this testing, the Dogfish Head trademark asset with a carrying value of $55.6 million was written down to its estimated fair value of $14.4 million. The Coney Island trademark asset with a carrying value of $1.0 million was written down to zero and the Angel City trademark asset with a carrying value of $0.4 million was written down to zero, resulting in a total impairment of $42.6 million which was recorded during the thirteen weeks and thirty-nine weeks ended September 28, 2024.

In the third quarter of 2025, the Company conducted a trigger event analysis on its amortizing intangible assets. The review did not identify any indicators of impairment, and as a result, no impairment charges were recorded.

The Company’s intangible assets as of September 27, 2025 and December 28, 2024 were as follows:

		As of September 27, 2025			As of December 28, 2024
			Accumulated	Net Book	Gross Carrying	Accumulated	Net Book
	Life (Years)	Value	Amortization	Value	Value	Amortization	Value
				(in thousands)			(in thousands)
Customer relationships	15	$3,800	$(1,584)	$2,216	$3,800	$(1,394)	$2,406
Trademarks	10	14,400	(1,440)	12,960	14,400	(360)	14,040
Total intangible assets, net		$18,200	$(3,024)	$15,176	$18,200	$(1,754)	$16,446

Table of Content

Amortization expense in the thirteen and thirty-nine weeks ended September 27, 2025 was approximately $0.4 million and $1.2 million. The Company expects to record future amortization expense as follows:

Fiscal Year	Amount (in thousands)
2025	423
2026	1,693
2027	1,693
2028	1,693
2029	1,693
2030	1,693
Thereafter	6,288
Total amortization expense	$15,176

F. Third-Party Production Payments

During the thirteen and thirty-nine weeks ended September 27, 2025, the Company produced approximately 90% and 83%, respectively, of its domestic volume at Company-owned production facilities. During the thirteen and thirty-nine weeks ended September 28, 2024, the Company produced approximately 66% and 71%, respectively, of its domestic volume at Company-owned production facilities. In the normal course of its business, the Company has historically entered into various production arrangements with other beverage companies. Pursuant to these arrangements, the Company generally supplies raw materials and packaging to those companies and incurs conversion fees for labor at the time the liquid is produced and packaged.

The Company currently has production services agreements with subsidiaries of City Brewing Company, LLC (“City Brewing”). In August 2025, the Company extended the terms and amended certain fees under these agreements. The contracts now expire on December 31, 2028 and the Company retains the contractual right to extend these agreements annually through December 31, 2035. These City Brewing agreements include a minimum capacity availability commitment by City Brewing and the Company is obligated to meet annual minimum volume commitments and is subject to contractual shortfall fees, if these annual minimum volume commitments are not met.

During the thirteen and thirty-nine weeks ended September 27, 2025, City Brewing supplied approximately 10% and 17%, respectively, of the Company’s domestic shipment volume. During the thirteen and thirty-nine weeks ended September 28, 2024, City Brewing supplied approximately 34% and 28%, respectively, of the Company’s domestic shipment volume. In accordance with the production services agreement, the Company has made payments to City Brewing which were principally used for capital improvements at City Brewing facilities. These payments are being expensed over the terms of the agreements. During the thirty-nine weeks ended September 27, 2025 and September 28, 2024, third-party production prepayment expense was $7.1 million and $16.4 million, respectively. The remaining net book value of these third-party production prepayments is $8.4 million as of September 27, 2025, which is expected to be expensed to cost of goods sold ratably through December 31, 2028.

In January of 2024, the Company and City Brewing entered into a Loan and Security agreement at which time payment of $20 million was made by the Company to City Brewing. Repayment of the note receivable plus an agreed investment return for a combined total of $22.4 million shall be repaid to the Company subject to annual repayment limits. As of September 27, 2025, the balance of the note receivable was $11.0 million and the final maturity date is December 31, 2028.

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

Table of Content

At current production volume projections, the Company believes that it will fall short of its future annual volume commitments under the City Brewing and Rauch agreements and will incur shortfall fees. The Company expenses the shortfall fees during the contractual period when such fees are incurred as a component of cost of goods sold. During the thirteen weeks and thirty-nine weeks ended September 27, 2025, the Company incurred $1.0 million and $7.5 million, respectively, in shortfall fees. During the thirteen weeks and thirty-nine weeks ended September 28, 2024, the Company incurred $0.6 million and $4.7 million, respectively, in shortfall fees. At current volume projections, the Company anticipates that it will recognize approximately $31 million of shortfall fees in the future with $14 million forecasted to be expensed in the remainder of 2025 and $17 million expected to be expensed in future years thereafter, primarily in 2026.

As of September 27, 2025, if volume for the remaining term of the production arrangements was zero, the total contractual shortfall fees, with advance notice as specified in the related contractual agreements, would total approximately $40 million with $19 million due in the remainder of 2025 and $21 million due in future years thereafter.

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

The Company determined the fair value of the note receivable on the issuance date to be $18.6 million. The $1.4 million difference between the cash paid to City Brewing of $20.0 million and the fair value of the note of $18.6 million on issuance date has been recorded as a third-party production prepayment asset and will be recognized as a component of cost of goods sold over the term of the third-party production arrangement. The unamortized balance was $0.4 million as of September 27, 2025. Interest income on the note receivable is being recognized over the term of the loan, which is to be repaid in full no later than December 31, 2028.

As of September 27, 2025, the Company had $11.0 million fair value remaining on the note receivable.

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

Table of Content

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

Net Income per Common Share - Basic

The following table sets forth the computation of basic net income per share using the two-class method:

	Thirteen weeks ended		Thirty-nine weeks ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
	(in thousands, except per share data)		(in thousands, except per share data)
Net income	$46,155	$33,514	$131,000	$98,450
Allocation of net income for basic:
Class A Common Stock	$37,231	$27,500	$106,174	$81,082
Class B Common Stock	8,793	5,933	24,467	17,140
Unvested participating shares	131	81	359	228
	$46,155	$33,514	$131,000	$98,450
Weighted average number of shares for basic:
Class A Common Stock	8,756	9,586	8,974	9,783
Class B Common Stock	2,068	2,068	2,068	2,068
Unvested participating shares	31	28	31	27
	10,855	11,682	11,073	11,878
Net income per share for basic:
Class A Common Stock	$4.25	$2.87	$11.83	$8.29
Class B Common Stock	$4.25	$2.87	$11.83	$8.29

Table of Content

Net Income per Common Share - Diluted

The Company calculates diluted net income per share for common stock using the more dilutive of (1) the treasury stock method, or (2) the two-class method, which assumes the participating securities are not exercised.

The following table sets forth the computations of diluted net income per share, assuming the conversion of all Class B Common Stock into Class A Common Stock for the thirteen and thirty-nine weeks ended September 27, 2025 and for the thirteen and thirty-nine weeks ended September 28, 2024:

	Thirteen weeks ended
	September 27, 2025			September 28, 2024
	Earnings to Common Shareholders	Common Shares	EPS	Earnings to Common Shareholders	Common Shares	EPS
	(in thousands, except per share data)
As reported - basic	$37,231	8,756	$4.25	$27,500	9,586	$2.87
Add: effect of dilutive common shares
Share-based awards	—	6		—	17
Class B Common Stock	8,793	2,068		5,933	2,068
Net effect of unvested participating shares	—	—		—	—
Net income per common share - diluted	$46,024	10,830	$4.25	$33,433	11,671	$2.86

	Thirty-nine weeks ended
	September 27, 2025			September 28, 2024
	Earnings to Common Shareholders	Common Shares	EPS	Earnings to Common Shareholders	Common Shares	EPS
	(in thousands, except per share data)
As reported - basic	$106,174	8,974	$11.83	$81,082	9,783	$8.29
Add: effect of dilutive common shares
Share-based awards	—	8		—	20
Class B Common Stock	24,467	2,068		17,140	2,068
Net effect of unvested participating shares	—	—		-	—
Net income per common share - diluted	$130,641	11,050	$11.82	$98,222	11,871	$8.27

For the thirteen and thirty-nine weeks ended September 27, 2025, in accordance with the two-class method, weighted-average stock options to purchase 180,461 and 179,618 shares, respectively, were outstanding but not included in computing dilutive income per common share because their effects were anti-dilutive. Additionally, performance-based stock options to purchase 6,930 shares of Class A Common Stock were outstanding as of September 27, 2025 but not included in computing diluted income per common share because the performance criteria were not met as of the end of the reporting period.

For the thirteen and thirty-nine weeks ended September 28, 2024, in accordance with the two-class method, weighted-average stock options to purchase 135,343 and 129,101 shares, respectively, were outstanding but not included in computing dilutive income per common share because their effects were anti-dilutive. Additionally, performance-based stock options to purchase 10,843 shares of Class A Common Stock were outstanding as of September 28, 2024 but not included in computing diluted income per common share because the performance criteria were not met as of the end of the reporting period.

Table of Content

I. Commitments and Contingencies

Contractual Obligations

As of September 27, 2025, projected cash outflows under non-cancellable contractual obligations are as follows:

Commitments
(in thousands)
Brand support	$77,261
Ingredients and packaging (excluding hops and malt)	37,776
Hops and malt	36,407
Equipment and machinery	36,162
Other	28,702
Total commitments	$216,308

The Company expects to pay $105.6 million of these obligations in the remainder of fiscal 2025, $47.3 million in fiscal 2026, $18.5 million in fiscal 2027, and $44.9 million in fiscal 2028 and thereafter. The commitment amounts exclude any impact related to the tariff programs announcement by the U.S. government to date.

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

Supplier Dispute. On December 31, 2022, Ardagh Metal Packaging USA Corp. (“Ardagh”) filed an action against the Company alleging, among other things, that the Company had failed or would fail to purchase contractual minimum volumes of certain aluminum beverage can containers in 2021 to 2026. The Company filed an Amended Answer, Amended Affirmative Defenses and Amended Counterclaims on March 25, 2024. On November 9, 2023, Ardagh filed a Notice of Plaintiff’s Motion for Judgment on the Pleadings on Count II of the Complaint, to which the Company filed an Opposition on November 22, 2023. On February 26, 2024, the Court granted the Motion. On March 27, 2024, the Company filed a Motion to Clarify and to Reconsider the Court’s decision. Following briefing by the parties, on June 17, 2024, the Court granted the Company's Motion to Reconsider, denied Ardagh's Motion for Judgment on the Pleadings, and vacated its February 26, 2024 Order. The Court set a fact discovery deadline of November 25, 2024. The Court also set an expert discovery deadline of May 30, 2025. Ardagh has filed a Motion for Partial Summary Judgment on certain liability issues. The Company also has filed a Motion for Partial Summary judgment on certain liability and damage issues. The Court has not set a date for expert motion filings or trial. The Company denies that it breached the terms of the parties’ contract and intends to defend against the Ardagh claims vigorously. The possible outcome of this litigation could range from zero to the level of Ardagh's initial demand of over/approximately $300 million plus interest if applied.

Table of Content

J. Income Taxes

The following table provides a summary of the income tax provision for the thirteen weeks and thirty-nine weeks ended September 27, 2025 and September 28, 2024:

	Thirteen weeks ended		Thirty-nine weeks ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Effective tax rate	28.1%	31.7%	28.8%	30.3%

The decrease in the tax rate for the thirteen and thirty-nine weeks ended September 27, 2025 as compared to the thirteen and thirty-nine weeks ended September 28, 2024 is primarily due to a change in the impact of non-deductible stock compensation expense.

As of both September 27, 2025 and December 28, 2024, the Company had approximately $0.5 million of unrecognized income tax benefits.

The Company’s practice is to classify interest and penalties related to income tax matters in income tax expense. As of September 27, 2025 and December 28, 2024, the Company had approximately $0.1 million accrued for interest and penalties recorded in other liabilities.

The Company's federal income tax returns remain subject to examination for three years. The Company’s state income tax returns remain subject to examination for three or four years depending on the state’s statute of limitations. The Company is not currently under any income tax audits as of September 27, 2025.

On July 4, 2025, President Trump signed into law the legislation commonly referred to as the One Big Beautiful Bill Act (the “Act”). Key provisions of the Act relevant to the Company include, but are not limited to, the permanent extension of 100% bonus depreciation for qualifying assets and the elimination of the requirement to capitalize and amortize U.S.-based research and experimental expenditures, allowing for immediate expensing.

The Company has completed an initial assessment of the Act’s impact on its condensed consolidated financial statements and has recorded the resulting effects in the period ended September 27, 2025. Specifically, the impact has been reflected in the Company’s deferred income tax balances, primarily through adjustments to deferred tax liabilities and income taxes payable. The Company does not expect a material change in its annual effective tax rate as a result of the Act.

The Company will continue to monitor developments related to the Act, including any future clarifications or guidance issued by the U.S. Department of the Treasury or the Internal Revenue Service.

K. Line of Credit

In December 2022, the Company amended its credit facility in place that provides for a $150.0 million revolving line of credit to extend the maturity date to December 16, 2027. Under the terms of the amended agreement, the Company may elect an interest rate for borrowings under the credit facility based on the applicable secured overnight financing rate ("SOFR") plus 1.1%. As of September 27, 2025, no borrowings were outstanding. As of September 27, 2025 and December 28, 2024, the Company was not in violation of any of its financial covenants to the lender under the credit facility and the unused balance of $150.0 million on the line of credit was available to the Company for future borrowings.

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

As of September 27, 2025 and December 28, 2024, the Company had money market funds with a “Triple A” rated money market fund. The Company considers this fund to carry low credit risk and to be highly likely to meet its financial obligations. As of September 27, 2025 and December 28, 2024, the Company’s cash and cash equivalents balance was $250.5 million and $211.8 million, respectively, including money market funds amounting to $241.2 million and $203.1 million, respectively.

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

Table of Content

M. Common Stock and Stock-Based Compensation

Option Activity

Information related to stock options under the Restated Employee Equity Incentive Plan and the Equity Plan for Non-Employee Directors is summarized as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Outstanding at December 28, 2024	209,794	$358.48
Granted	80,195	243.63
Exercised	-	-
Forfeited/ Expired	(80,399)	273.63
Outstanding at September 27, 2025	209,590	$347.03	4.53	$1,237
Exercisable at September 27, 2025	142,633	$348.90	3.29	$1,237
Vested and expected to vest at September 27, 2025	206,762	$351.90	4.39	$1,237

Of the total options outstanding as of September 27, 2025, 6,930 shares were performance-based options for which the performance criteria had yet to be achieved.

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

On August 1, 2025, the Company announced that Michael Spillane had decided to step down from his role as President and Chief Executive Officer, effective August 15, 2025. As part of his Outgoing CEO Agreement, disclosed in the Company’s Form 8-K filed on August 1, 2025, Mr. Spillane forfeited an aggregate of 57,955 options. These forfeited options had a weighted average fair value and exercise price per share of $121.21 and $254.87, respectively.

On August 11, 2025, a member of senior leadership forfeited an aggregate of 19,624 options as part of a new restricted stock unit award granted on the same day. These forfeited options had a weighted average fair value and exercise price per share of $152.00 and $330.68, respectively. The new restricted stock unit award was granted with the same accounting value, vesting schedule, and performance criteria as the original award. In accordance with ASC 718, the Company will recognize an incremental compensation expense of $1.6 million, representing the excess fair value of the modified award over the original award on the modification date. This expense will be recognized over the remaining service period.

Weighted average assumptions used to estimate fair values of stock options on the date of grants are as follows:

2025
Expected volatility	40.5%
Risk-free interest rate	4.3%
Expected dividends	0%
Exercise factor	2.1
Discount for post-vesting restrictions	0%

Table of Content

Non-Vested Shares Activity

Information related to vesting activities of restricted stock units and investment share program under the Restated Employee Equity Incentive Plan and restricted stock units under the Equity Plan for Non-Employee Directors is summarized as follows:

	Number of Shares	Weighted Average Fair Value
Non-vested at December 28. 2024	164,551	$328.88
Granted	144,771	231.92
Vested	(46,927)	343.91
Forfeited	(33,249)	300.46
Non-vested at September 27, 2025	229,146	$268.67

Of the total non-vested shares as of September 27, 2025, 82,415 shares were performance-based shares for which the performance criteria had yet to be achieved.

On March 1, 2025, the Company granted a combined 111,580 shares of restricted stock units to certain officers, other members of senior management and key employees. Of the restricted stock units granted, 61,182 had performance-based vesting criteria. The remainder of restricted stock units granted on March 1, 2025 vest ratably over service periods of four years. Additionally, on March 1, 2025, employees elected to purchase a combined 12,251 shares under the Company’s investment share program. The weighted average fair value of the restricted stock units and investment shares, which are sold to employees at discount under its investment share program, was $243.77 and $145.64 per share, respectively.

On May 14, 2025, the Company granted a combined 1,626 shares of restricted stock units to the Company’s non-employee Directors, of which all shares vest one year from the grant date. The fair value of the restricted stock units was $240.26 per share.

On August 1, 2025, the Company announced that Michael Spillane had decided to step down from his role as President and Chief Executive Officer, effective August 15, 2025. As part of his Outgoing CEO Agreement, disclosed in the Company’s Form 8-K filed on August 1, 2025, Mr. Spillane forfeited a combined 6,570 shares of restricted stock units. The weighted average fair value of the forfeited restricted stock units was $304.42 per share.

On August 11, 2025, the Company granted a combined 19,314 shares of restricted stock units to certain members of senior leadership. Of the restricted stock units granted, 4,599 had performance-based vesting criteria to be measured in March 2027, 9,197 had service-based vesting through March 2027 and 5,518 has service-based vesting through August 2026. The fair value of the restricted stock units was $217.48 per share.

Stock-Based Compensation

The following table provides information regarding stock-based compensation expense included in operating expenses in the accompanying condensed consolidated statements of comprehensive operations:

	Thirteen weeks ended		Thirty-nine weeks ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
	(in thousands)		(in thousands)
Amounts included in advertising, promotional and selling expenses	$1,687	$1,310	$5,691	$5,241
Amounts included in general and administrative expenses	1,797	2,368	8,717	9,445
Total stock-based compensation expense	$3,484	$3,678	$14,408	$14,686

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

Table of Content

During the thirteen and thirty-nine ended September 27, 2025, the Company repurchased and subsequently retired 236,006 and 654,679 shares of its Class A Common Stock, respectively, for an aggregate purchase price of $50 million and $149.2 million, respectively. As of September 27, 2025, the Company had repurchased a cumulative total of approximately 15.5 million shares of its Class A Common Stock for an aggregate purchase price of approximately $1.32 billion and had approximately $278 million remaining on the $1.6 billion stock repurchase expenditure limit set by the Board of Directors.

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

The table below summarizes the Company’s measures of segment net income that the CODM considered in determining how to allocate resources and assess segment performance for the thirteen and thirty-nine weeks ended September 27, 2025, and September 28, 2024

	Thirteen weeks ended		Thirty-nine weeks ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024

	(in thousands)		(in thousands)
Net revenue	$537,494	$605,477	$1,579,310	$1,610,627
Less:
Cost of goods sold	264,377	325,236	794,412	877,580
Salaries and benefits expenses	65,628	58,134	192,376	193,437
Advertising, promotional, and selling expenses (excluding salaries and benefits)	124,782	113,121	347,474	299,307
General and administrative expenses (excluding salaries and benefits)	19,242	20,549	60,752	61,966
Impairment of intangible assets	—	42,584	—	42,584
Impairment of brewery assets	1,416	20	6,401	3,751
Interest income, net	(2,696)	(3,582)	(7,320)	(10,021)
Other expense, net	595	317	1,168	795
Income tax provision	17,995	15,584	53,047	42,778
Segment net income	$46,155	$33,514	$131,000	$98,450

O. Related Party Transactions

In 2019, as part of the merger with Dogfish Head, the Company entered into a lease with the Dogfish Head founders and other owners of buildings used in certain of the Company’s restaurant operations. The lease is for ten years with renewal options. The total payments due under the initial ten-year term is $3.6 million. Total related parties expense recognized related to the lease was $91,000 for the thirteen weeks ended September 27, 2025 and September 28, 2024. Additionally, the Company incurred expenses of less than $25,000 to various other suppliers affiliated with the Dogfish Head founders during the thirteen weeks ended September 27, 2025 and September 28, 2024. Total related parties expense recognized related to the lease was $183,000 for the thirty-nine weeks ended September 27, 2025 and September 28, 2024. Additionally, the Company incurred expenses of less than $50,000 to various other suppliers affiliated with the Dogfish Head founders during the thirty-nine weeks ended September 27, 2025 and September 28, 2024.

Effective August 15, 2025, Jim Koch assumed the role of Chief Executive Officer, succeeding Michael Spillane. Prior to this appointment, Mr. Koch served as Brewer, Founder, and Chairman of the Board, during which time in 2025, he did not receive salary, bonus, or equity compensation. Upon assuming the CEO role, Mr. Koch has elected to continue forgoing salary and bonus, and no new equity awards have been granted. He also holds no unvested equity awards that would be subject to expense recognition.

Table of Content

The Company was party to an International Brand Rights License Agreement, dated May 8, 2019 (the “License Agreement”), with Calagione International, LLC (“CILLC”), an entity owned and controlled by Director Samuel A. Calagione, III. The License Agreement, which was entered into in connection with the Dogfish Head Merger, granted CILLC exclusive rights to the Dogfish Head trademarks outside of the United States and Canada for a ten-year period, automatically renewable on an indefinite basis. On October 22, 2025, the Company and CILLC entered into a letter agreement terminating the License Agreement, reverting the rights back to the Company in exchange for a one-time payment of $100,000.

Table of Content

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of the Company for the thirteen and thirty-nine week periods ended September 27, 2025, as compared to the thirteen and thirty-nine week period ended September 28, 2024. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements of the Company and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2024.

RESULTS OF OPERATIONS

Thirteen Weeks Ended September 27, 2025 compared to Thirteen Weeks Ended September 28, 2024

	Thirteen Weeks Ended (in thousands, except per barrel)
	September 27, 2025			September 28, 2024			Amount change	% change	Per barrel change	Per barrel % change
Barrels sold		1,936			2,243		(307)	(13.7)%
		Per barrel	% of net revenue		Per barrel	% of net revenue
Net revenue	$537,494	$277.63	100.0%	$605,477	$269.94	100.0%	$(67,983)	(11.2)%	$7.69	2.8%
Cost of goods	264,377	136.56	49.2%	325,236	145.00	53.7%	(60,859)	(18.7)%	(8.44)	(5.8)%
Gross profit	273,117	141.07	50.8%	280,241	124.94	46.3%	(7,124)	(2.5)%	16.13	12.9%
Advertising, promotional, and selling expenses	164,739	85.09	30.6%	147,986	65.98	24.4%	16,753	11.3%	19.11	29.0%
General and administrative expenses	44,913	23.20	8.4%	43,818	19.54	7.2%	1,095	2.5%	3.66	18.7%
Impairment of intangible assets	—	—	0.0%	42,584	18.99	7.0%	(42,584)	(100.0)%	(18.99)	(100.0)%
Impairment of brewery assets	1,416	0.73	0.3%	20	0.01	0.0%	1,396	6980.0%	0.72	7200.0%
Total operating expenses	211,068	109.02	39.3%	234,408	104.52	38.7%	(23,340)	(10.0)%	4.50	4.3%
Operating income	62,049	32.05	11.5%	45,833	20.42	7.6%	16,216	35.4%	11.63	57.0%
Other income	2,101	1.09	0.4%	3,265	1.46	0.5%	(1,164)	(35.7)%	(0.37)	(25.3)%
Income before income tax provision	64,150	33.14	11.9%	49,098	21.88	8.1%	15,052	30.7%	11.26	51.5%
Income tax provision	17,995	9.29	3.3%	15,584	6.95	2.6%	2,411	15.5%	2.34	33.7%
Net income	$46,155	$23.85	8.6%	$33,514	$14.93	5.5%	$12,641	37.7%	$8.92	59.7%

Net revenue. Net revenue decreased by $68.0 million, or 11.2%, to $537.5 million for the thirteen weeks ended September 27, 2025, as compared to $605.5 million for the thirteen weeks ended September 28, 2024 primarily due to decreased sales volume impacts of $82.9 million, partially offset by increased pricing of $6.3 million, and favorable product mix of $6.1 million.

Volume. Total shipment volume decreased by 13.7% to 1,936,000 barrels for the thirteen weeks ended September 27, 2025, as compared to 2,243,000 barrels for the thirteen weeks ended September 28, 2024, primarily due to declines in Twisted Tea, Truly Hard Seltzer and Samuel Adams brands that were only partially offset by growth in the Company’s Sun Cruiser and Angry Orchard brands.

The Company believes distributor inventory as of September 27, 2025 were at appropriate levels and averaged approximately four and one half weeks on hand which is within our target wholesaler inventory levels of four to five weeks. At the end of September 2024, wholesaler inventory levels were slightly above our target at five and one half weeks.

Net revenue per barrel. Net revenue per barrel increased by 2.8% to $277.63 per barrel for the thirteen weeks ended September 27, 2025, as compared to $269.94 per barrel for the comparable period in 2024, primarily due to increased pricing and favorable product mix.

Table of Content

Cost of goods sold. Cost of goods sold was $136.56 per barrel for the thirteen weeks ended September 27, 2025, as compared to $145.00 per barrel for the thirteen weeks ended September 28, 2024. The 2025 decrease in cost of goods sold of $8.44, or 5.8% per barrel was primarily due to contract renegotiations and recipe optimization savings of $11.3 million, or $5.84 per barrel, decreases in inventory obsolescence of $7.6 million, or $3.93 per barrel, lower third-party production costs of $6.8 million, or $3.51 per barrel, and improved brewery efficiencies of $3.0 million, or $1.55 per barrel, partially offset by inflationary impacts, including tariffs, of $12.0 million, or $6.20 per barrel.

Inflationary impacts of $12.0 million consist primarily of increased raw material costs of $10.4 million, inclusive of $3.5 million impact from tariffs, and increased internal brewery costs of $1.6 million.

Gross profit. Gross profit was $141.07 per barrel for the thirteen weeks ended September 27, 2025, as compared to $124.94 per barrel for the thirteen weeks ended September 28, 2024.

The Company includes freight charges related to the movement of finished goods from its manufacturing locations to distributor locations in its advertising, promotional and selling expense line item. As such, the Company’s gross margins may not be comparable to those of other entities that classify costs related to distribution differently.

Advertising, promotional, and selling expenses. Advertising, promotional and selling expenses increased by $16.8 million, or 11.3%, to $164.7 million for the thirteen weeks ended September 27, 2025, as compared to $148.0 million for the thirteen weeks ended September 28, 2024, primarily due to increased brand media and local marketing investments of $20.9 million partially offset by lower freight costs of $4.1 million due to lower volumes.

Advertising, promotional and selling expenses were 30.6% of net revenue, or $85.09 per barrel, for the thirteen weeks ended September 27, 2025, as compared to 24.4% of net revenue, or $65.98 per barrel, for the thirteen weeks ended September 28, 2024. This increase per barrel is primarily due to lower shipment volume and increased brand media and local marketing investments. The Company invests in advertising and promotional campaigns that it believes will be effective, but there is no guarantee that such investments will generate sales growth.

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

General and administrative expenses. General and administrative expenses increased by $1.1 million, or 2.5%, to $44.9 million for the thirteen weeks ended September 27, 2025, as compared to $43.8 million for the thirteen weeks ended September 28, 2024, primarily due to higher salaries and benefits costs.

Impairment of intangible assets. Impairment of intangible assets in the comparable period of 2024 reflected a $42.6 million non-cash impairment charge or $29.1 million net of tax impact, recorded primarily for the Dogfish Head brand, taken as a result of the Company’s annual impairment analysis as of September 1, 2024. Beginning in the fourth quarter of 2024 the Company began amortizing the remaining intangible asset over a 10 year life and does not expect any future impairments related to the Dogfish Head brand.

Impairment of brewery assets. Impairment of brewery assets of $1.4 million increased by $1.4 million from the comparable period of 2024, due to higher write-offs of equipment at Company-owned production facilities.

Income tax provision. The Company's effective tax rate of 28.1% decreased from 31.7% in the prior year due primarily to lower non-deductible stock compensation.

Table of Content

Thirty-Nine Weeks Ended September 27, 2025 compared to Thirty-Nine Weeks Ended September 28, 2024

	Thirty-Nine Weeks Ended (in thousands, except per barrel)
	September 27, 2025			September 28, 2024			Amount change	% change	Per barrel change	Per barrel % change
Barrels sold		5,776			5,997		(221)	(3.7)%
		Per barrel	% of net revenue		Per barrel	% of net revenue
Net revenue	$1,579,310	$273.43	100.0%	$1,610,627	$268.57	100.0%	$(31,317)	(1.9)%	$4.86	1.8%
Cost of goods	794,412	137.54	50.3%	877,580	146.34	54.5%	(83,168)	(9.5)%	(8.80)	(6.0)%
Gross profit	784,898	135.89	49.7%	733,047	122.23	45.5%	51,851	7.1%	13.66	11.2%
Advertising, promotional, and selling expenses	461,987	79.98	29.3%	412,484	68.78	25.6%	49,503	12.0%	11.20	16.3%
General and administrative expenses	138,615	24.00	8.8%	142,226	23.72	8.8%	(3,611)	(2.5)%	0.28	1.2%
Impairment of intangible assets	—	—	0.0%	42,584	7.10	2.6%	(42,584)	(100.0)%	(7.10)	(100.0)%
Impairment of brewery assets	6,401	1.11	0.4%	3,751	0.63	0.2%	2,650	70.6%	0.48	76.2%
Total operating expenses	607,003	105.09	38.4%	601,045	100.23	37.3%	5,958	1.0%	4.86	4.8%
Operating income	177,895	30.80	11.3%	132,002	22.00	8.2%	45,893	34.8%	8.80	40.0%
Other income	6,152	1.07	0.4%	9,226	1.54	0.6%	(3,074)	(33.3)%	(0.47)	(30.5)%
Income before income tax provision	184,047	31.87	11.7%	141,228	23.54	8.8%	42,819	30.3%	8.33	35.4%
Income tax provision	53,047	9.18	3.4%	42,778	7.13	2.7%	10,269	24.0%	2.05	28.8%
Net income	$131,000	$22.69	8.3%	$98,450	$16.41	6.1%	$32,550	33.1%	$6.28	38.3%

Net revenue. Net revenue decreased by $31.3 million, or 1.9%, to $1.579 billion for the thirty-nine weeks ended September 27, 2025, as compared to $1.611 billion for the thirty-nine weeks ended September 28, 2024, primarily due to decreased sales volume impacts of $64.8 million, partially offset by increased pricing of $20.3 million, and favorable product mix of $12.1 million.

Volume. Total shipment volume decreased by 3.7% to 5,776,000 barrels for the thirty-nine weeks ended September 27, 2025, as compared to 5,997,000 barrels for the thirty-nine weeks ended September 28, 2024, primarily due to declines in Twisted Tea and Truly Hard Seltzer brands that were only partially offset by growth in the Company’s Sun Cruiser brand.

Net revenue per barrel. Net revenue per barrel increased by 1.8% to $273.43 per barrel for the thirty-nine weeks ended September 27, 2025, as compared to $268.57 per barrel for the comparable period in 2024, primarily due to pricing and favorable product mix.

Cost of goods sold. Cost of goods sold was $137.54 per barrel for the thirty-nine weeks ended September 27, 2025, as compared to $146.34 per barrel for the thirty-nine weeks ended September 28, 2024. The 2025 decrease in cost of goods sold of $8.80, or 6.0% per barrel was primarily due to contract renegotiations and recipe optimization savings of $31.7 million, or $5.51 per barrel, improved brewery efficiencies of $26.8 million, or $4.66 per barrel, lower third-party production costs of $10.8 million, or $1.88 per barrel, and decreases in inventory obsolescence of $6.3 million, or $1.09 per barrel, partially offset by inflationary impacts, including tariffs, of $26.6 million, or $4.62 per barrel.

Inflationary impacts of $26.6 million consist primarily of increased raw material costs of $21.8 million, inclusive of $6.5 million impact from tariffs, and increased internal brewery costs of $4.8 million.

Gross profit. Gross profit was $135.89 per barrel for the thirty-nine weeks ended September 27, 2025, as compared to $122.23 per barrel for the thirty-nine weeks ended September 28, 2024.

Advertising, promotional, and selling expenses. Advertising, promotional and selling expenses increased by $49.5 million, or 12.0%, to $462.0 million for the thirty-nine weeks ended September 27, 2025, as compared to $412.5 million for thirty-nine weeks ended September

Table of Content

28, 2024, primarily due to increased brand media and local marketing investments of $53.0 million partially offset by lower freight costs of $3.5 million due to lower volumes.

Advertising, promotional and selling expenses were 29.3% of net revenue, or $79.98 per barrel, for the thirty-nine weeks ended September 27, 2025, as compared to 25.6% of net revenue, or $68.78 per barrel, for the thirty-nine weeks ended September 28, 2024. This increase per barrel is primarily due to lower shipment volume and increased brand media and local marketing investments. The Company invests in advertising and promotional campaigns that it believes will be effective, but there is no guarantee that such investments will generate sales growth.

General and administrative expenses. General and administrative expenses decreased by $3.6 million, or 2.5%, to $138.6 million for the thirty-nine weeks ended September 27, 2025, as compared to $142.2 million for the thirty-nine weeks ended September 28, 2024, primarily due to lower salaries and benefits costs.

Impairment of intangible assets. Impairment of intangible assets in the comparable period of 2024 reflected a $42.6 million non-cash impairment charge or $29.1 million net of tax impact, recorded primarily for the Dogfish Head brand, taken as a result of the Company’s annual impairment analysis as of September 1, 2024. Beginning in the fourth quarter of 2024 the Company began amortizing the remaining intangible asset over a 10 year life and does not expect any future impairments related to the Dogfish Head brand.

Impairment of brewery assets. Impairment of brewery assets of $6.4 million increased by $2.7 million from the comparable period of 2024, due to higher write-offs of equipment at third party and Company-owned production facilities.

Income tax provision. The Company’s effective tax rate of 28.8% decreased from 30.3% in the prior year due primarily to lower non-deductible stock compensation.

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

Cash and cash equivalents increased to $250.5 million as of September 27, 2025 from $211.8 million as of December 28, 2024, primarily reflecting cash provided by operating activities, partially offset by the repurchases of the Company's Class A common stock, and purchases of property, plant, and equipment.

Cash provided by operating activities consists of net income, adjusted for certain non-cash items, such as depreciation and amortization, stock-based compensation expense, and other non-cash items included in operating results, and changes in operating assets and liabilities, such as accounts receivable, inventory, accounts payable, and accrued expenses.

Cash provided by operating activities for the thirty-nine weeks ended September 27, 2025 was comprised of net income of $131.0 million and non-cash items of $67.3 million, and net inflows from operating assets and liabilities of $31.9 million. Cash provided by operating activities for the thirty-nine weeks ended September 28, 2024 was comprised of net income of $98.5 million and non-cash items of $118.4 million, partially offset by net outflows from operating assets and liabilities of $9.9 million. The increase in cash provided by operating activities for the thirty-nine weeks ended September 27, 2025 compared to September 28, 2024 is primarily driven by lower inventory levels, reflecting improved supply chain performance and reduced shipment volumes, and lower accounts receivable balances due to decreased shipment volume.

Table of Content

The Company used $36.7 million in investing activities during the thirty-nine weeks ended September 27, 2025, as compared to $72.7 million during the thirty-nine weeks ended September 28, 2024. The decrease in investing activity cash outflows is due to a $20.0 million note receivable issued in the prior year and lower capital investments. For both periods, capital investments were made mostly for the Company’s production facilities to drive efficiencies and cost reductions and support product innovation and future growth.

Cash used in financing activities was $154.9 million during the thirty-nine weeks ended September 27, 2025, as compared to $177.1 million during the thirty-nine weeks ended September 28, 2024. The financing activity cash outflows in 2025 and 2024 are comprised mostly of the repurchases of the Company's Class A common stock in the periods.

During the period from December 29, 2024 through October 17, 2025, the Company repurchased and subsequently retired 709,491 shares of its Class A Common Stock for an aggregate purchase price of $161.3 million. As of October 17, 2025, the Company had repurchased a cumulative total of approximately 15.6 million shares of its Class A Common Stock for an aggregate purchase price of approximately $1.33 billion and had approximately $266 million remaining on the $1.6 billion stock repurchase expenditure limit set by the Board of Directors.

The Company expects that its cash and cash equivalents balance as of September 27, 2025 of $250.5 million, along with its projected future operating cash flow and its unused line of credit balance of $150.0 million, will be sufficient to fund future cash requirements. The Company’s $150.0 million credit facility has a term not scheduled to expire until December 16, 2027. As of the date of this filing, the Company was in compliance with its covenants to the lender under the credit facility.

CRITICAL ACCOUNTING POLICIES

There were no material changes to the Company’s critical accounting policies during the thirteen weeks and thirty-nine weeks ended September 27, 2025.

MARKET CONDITIONS AND TRENDS

Based on the information currently available and tariff programs announced by the U.S. government as of October 17, 2025, the Company estimates tariffs will have an unfavorable cost impact for the full year 2025 of approximately $9 to $13 million or $0.60 to $0.80 earnings per diluted share. These estimates include an unfavorable gross margin impact of between 40 to 60 basis points.

During the thirteen weeks ended September 27, 2025, the Company incurred $4.1 million in tariff costs, of which $3.9 million impacted gross margin. During the thirty-nine weeks ended September 27, 2025, the Company incurred $7.1 million in tariff costs, of which $6.5 million impacted gross margin.

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

Item 4. CONTROLS AND PROCEDURES

As of September 27, 2025, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 27, 2025 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the thirteen weeks ended September 27, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company may be adversely impacted by recently announced tariff programs

The Company sources some of its goods and services from countries impacted from the tariff programs announced by the U.S. government and expects these tariffs to have an adverse effect on the Company’s business and financial results during the 2025 fiscal year and possibly beyond. The Company has reviewed its supply chain and business and based on information currently available, the Company believes the primary impact of these tariffs will be higher costs of ingredients, packaging, promotional materials and capital equipment which are currently sourced from Canada, European Union, China, and Mexico. The Company has estimated the higher costs due to tariffs and the impact to its statement of operations in the 2025 fiscal year will be between $9 million and $13 million. These estimates could materially change and the Company will closely monitor the tariff environment and continue to evaluate and explore opportunities to mitigate these negative impacts but there is no guarantee that these efforts will be effective.

In addition, 5% of the Company’s revenue is from countries outside the United States with the majority of this revenue in Canada. The Company currently produces most of its Canadian volume in Canada and currently estimates that its supply chain in Canada is not expected to experience significantly higher costs due to the recently announced tariff programs.

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

As of October 17, 2025, the Company had repurchased a cumulative total of approximately 15.6 million shares of its Class A Common Stock for an aggregate purchase price of $1.33 billion and had $266 million remaining on the $1.6 billion share repurchase expenditure limit set by the Board.

During the thirty-nine weeks ended September 27, 2025, the Company repurchased and subsequently retired 655,736 shares of its Class A Common Stock, including 1,057 unvested investment shares issued under the Investment Share Program of the Company’s Employee Equity Incentive Plan, as illustrated in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands)
December 29, 2024 - February 1, 2025	67,075	$265.00	66,968	$409,783
February 2, 2025 - March 1, 2025	65,019	235.84	65,011	394,450
March 2, 2025 - March 29, 2025	69,531	232.87	69,268	378,310
March 30, 2025 - May 3, 2025	79,815	241.65	79,728	359,044
May 4, 2025 - May 31, 2025	63,971	239.62	63,970	343,714
June 1, 2025 - June 28, 2025	73,918	207.69	73,728	328,383
June 29, 2025 - August 2, 2025	96,929	200.07	96,733	309,018
August 3, 2025 - August 30, 2025	73,723	219.18	73,558	292,882
August 31, 2025 - September 27, 2025	65,755	220.54	65,715	278,383
Total	655,736	$227.72	654,679	$278,383

As of October 17, 2025, the Company had 8.6 million shares of Class A Common Stock outstanding and 2.1 million shares of Class B Common Stock outstanding.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

Item 4. MINE SAFETY DISCLOSURES

Not Applicable

Item 5. OTHER INFORMATION

Insider Trading Arrangements

No trading plans were adopted or terminated during the thirteen weeks ended September 27, 2025 by an executive officer or director that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) or a non-Rule 10b5-1(c) trading agreement.

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

10.1

Transition Agreement governing Mr. Spillane’s ongoing relationship with the Company, dated August 1, 2025 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on August 1, 2025).

10.2	Offer Letter to Philip A. Hodges, Chief Operating Officer dated October 20, 2025 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K/A filed on October 22, 2025).

*31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
*101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
*104	Cover page formatted as Inline XBRL and contained in Exhibit 101

* Filed with this report

Table of Content

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

THE BOSTON BEER COMPANY, INC
(Registrant)

Date: October 23, 2025	/s/ Jim Koch
Jim Koch
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: October 23, 2025	/s/ Diego Reynoso
Diego Reynoso
Chief Financial Officer
(Principal Financial Officer)