Form 10-K
period 2025-12-27
BOSTON BEER CO INC
filed 2026-02-24
CIK 949870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2025

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

The aggregate market value of the Class A Common Stock ($0.01 par value) held by non-affiliates of the registrant totaled $1,558.13 million (based on the closing price of the Company’s Class A Common Stock on the New York Stock Exchange on June 27, 2025). All of the registrant’s Class B Common Stock ($0.01 par value) is held by an affiliate.

As of February 20, 2026 there were 8,378,383 shares outstanding of the Company’s Class A Common Stock ($0.01 par value) and 2,068,000 shares outstanding of the Company’s Class B Common Stock ($0.01 par value).

DOCUMENTS INCORPORATED BY REFERENCE

Certain parts of the registrant’s definitive Proxy Statement for its 2026 Annual Meeting to be held on May 27, 2026 are incorporated by reference into Part III of this report.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

FORM 10-K

FOR THE PERIOD ENDED DECEMBER 27, 2025

PART I.

Item 1. Business

General

The Boston Beer Company, Inc. and certain subsidiaries (the “Company”) are engaged in the business of selling alcohol beverages throughout the United States and in selected international markets, under the trade names “The Boston Beer Company®”, “Twisted Tea Brewing Company®”, “Hard Seltzer Beverage Company”, “Angry Orchard® Cider Company”, “Dogfish Head® Craft Brewery”, “Dogfish Head Distilling Co.”, “Angel City® Brewing Company”, “Coney Island® Brewing Company”, "Green Rebel Brewing Co.", “TeaPot Worldwide”, “Sun Cruiser Beverage Co.","American Fermentation Company LLC", and "Sinless Spirits Company".

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

The Company also operates smaller local breweries that are mainly focused on brewing and packaging beers for retail sales on site at tap rooms and gift shops, restaurant activities and developing innovative and traditional beers. These two ongoing local breweries are located in Boston, Massachusetts (the “Samuel Adams Boston Downtown Tap Room”) and Rehoboth, Delaware (“Dogfish Head Brewings and Eats”). The Company announced it will close its local brewery in Los Angeles, California (the “Angel City Brewery") effective April 30, 2026.

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

The Company competes primarily in the United States in the combined Beyond beer and Traditional beer market (“US Beer Market”). Beyond beer, also known as the ‘fourth category’, includes flavored malt beverages, hard seltzer, hard cider, spirits RTDs and other emerging beverages. Traditional beer generally includes mass domestics, imports, domestic specialties and craft beer.

In measured off-premise channels in 2025, the US Beer Market decreased 1.2% to $47.0 billion with Beyond beer increasing 4.4% to $10.7 billion and Traditional beer declining 2.8% to $36.3 billion. Beyond beer is 23% of the US Beer Market and the Company believes Beyond beer is positioned to continue to grow and gain share from Traditional beer.

Description of the Company’s Business

The Company was founded in 1984 as a craft brewery and competes in the craft beer category primarily with its Samuel Adams and Dogfish Head brands. The Company has a strong history of innovation and has internally developed brands outside of the craft beer category that are among the leaders in their respective categories. These brands include Twisted Tea, a flavored malt beverage introduced in 2001, Angry Orchard, a hard cider introduced in 2011, Truly Hard Seltzer, a hard seltzer introduced in 2016 and Sun Cruiser, a vodka spirits RTD introduced in 2024. In 2025, approximately 86% of the Company’s volume is in Beyond beer with the remainder in Traditional beer. The Company is the second largest supplier in Beyond beer at a 20% market share.

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

The Company’s strategy is to create and offer a world-class variety of traditional and innovative alcohol beverages. The Company’s primary brands which include the Twisted Tea, Truly Hard Seltzer, Samuel Adams, Angry Orchard, Sun Cruiser and Dogfish Head brands are all available nationally. The Twisted Tea brand family was first introduced in 2001 and since 2022, Twisted Tea has been the largest selling flavored malt beverage brand in the United States. In 2016, the Company began national distribution of the Truly Hard Seltzer brand and it maintained its place as one of the leading brands in the hard seltzer category in 2025. The Samuel Adams brand began in 1984 and the brand is recognized as one of the largest and most respected craft beer brands with a particular focus on lagers and seasonal beers. The Angry Orchard brand was launched in 2011 and since 2013, Angry Orchard has been the largest selling hard cider in the United States. The Sun Cruiser brand was launched in 2024 and has grown quickly to be the fifth largest spirits RTD brand. The Dogfish Head brand began in 1995 and is recognized as one of the most innovative and respected craft beer and spirits brand with a particular focus on India Pale Ales (“IPAs”).

In 2021, the Company entered a licensing agreement with PepsiCo, Inc. (“Pepsi”). Beginning in 2022, the Company sold products under the brand name ‘Hard Mountain Dew’ under the Pepsi agreement. While the Company believes this agreement represents a strategic opportunity to increase volume in the longer term, the Hard Mountain Dew brand represented approximately 2% of net revenue in 2024 and 2025, respectively.

Twisted Tea

The Company’s Twisted Tea products generally compete within the flavored malt beverage (“FMB”) category of Beyond beer. The FMB category is $4.5 billion in measured off-premise channels and comprises approximately 42% of Beyond beer and the FMB category grew in dollars approximately 6% in 2024 and declined 4% in 2025. This category is highly competitive due to, among other factors, the presence of large brewers and spirits companies in the category as well as many smaller national and regional competitors and a fast pace of product innovation.

The Company offers over ten styles of flavored malt beverages in the Twisted Tea brand family, most of which are available nationally in both the United States and Canada. Most styles are available in standard cans and some are available in 24 ounce cans and bottles. The majority of the promotional and distribution efforts for the Twisted Tea brand family are focused on Twisted Tea Original, Twisted Tea Half and Half and variety packs in various standard can packages. During 2024 and 2025, the Company increased its promotional efforts related to Twisted Tea Light and Twisted Tea Extreme, an 8% Alcohol By Volume ("ABV") flavored malt beverage launched during 2024. The Company expects Twisted Tea Light and Twisted Tea Extreme to be positive contributors for the Twisted Tea brand in 2026.

Truly Hard Seltzer

The Company’s Truly Hard Seltzer brand generally competes within the hard seltzer category. This category is highly competitive and includes large international and domestic competitors as well as many smaller national, regional and local hard seltzer companies. The category grew rapidly from 2018 to 2021. Since 2021, the category has seen significant declines in volume. The Hard Seltzer category is $3.0 billion in measured off-premise channels and comprises approximately 28% of Beyond beer and the hard seltzer category declined in dollars approximately 8% in 2024 and 4.5% in 2025.

The Company offers over thirty styles of hard seltzer in the Truly Hard Seltzer brand family, most of which are available nationally in the United States. Most styles are available in sleek cans and some are available in 24 ounce cans. In 2024, the Company introduced Truly Unruly, an 8% ABV hard seltzer in a sleek can variety pack. Truly Unruly grew in 2025 and the Company expects Truly Unruly to continue to grow in 2026. The majority of the promotional and distribution efforts for the Truly brand family in 2025 were focused on sleek can variety packages which include, Truly Berry Mix Pack, Truly Party Pack, Truly Unruly Mix Pack, Truly Citrus Mix Pack, Truly Lemonade Seltzer Mix Pack and Truly Unruly Lemonade Mix Pack.

Samuel Adams and Dogfish Head Beers

The Company’s Samuel Adams and Dogfish Head brands generally compete within the craft beer and domestic specialty beer category. The craft beer category is $3.4 billion in measured off-premise channels and comprises approximately 9% of traditional beer and the craft beer category in dollars declined 2% in 2024 and 3% in 2025. This category is highly competitive and includes large international and domestic competitors, as well as many smaller national, regional and local craft breweries.

The Company offers over twenty styles of beer in the Samuel Adams brand family and the brand is recognized for helping launch the craft beer industry. Samuel Adams Boston Lager® is the Company’s flagship beer that was introduced in 1984. The Samuel Adams Seasonal program of beers was originally introduced in the late 1980’s and includes various limited availability seasonal beers and variety packs. Samuel Adams American Light was introduced in 2024 and is made with high quality American ingredients and earned the title of Best Light Beer in America in the 2024 World Beer Awards.

Samuel Adams Just the Haze, a non-alcoholic hazy IPA, was released in early 2021 and Samuel Adams Golden, a non-alcoholic golden lager, was released in early 2023. The two Samuel Adams non-alcoholic beers combined represent 7% of the brands total volume in dollars. The Company plans to launch additional Samuel Adams non-alcoholic styles during 2026.

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

The Dogfish Head brand began in 1995 and it is recognized as an early leader in bringing culinary innovations to the U.S. craft beer market. The majority of the promotional and distribution efforts for the Dogfish Head brand family are focused on continually-hopped Dogfish Head 60 Minute and 90 Minute IPAs, along with seasonal variety packs. During 2025, the Dogfish Head brand launched a collaboration beer with the Grateful Dead music band, named Grateful Dead Juicy Pale Ale and the brand will launch a new additional Grateful Dead collaboration beer, named Grateful Dead Citrus Daydream Lager during the first quarter of 2026.

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

Angry Orchard Hard Cider

The Company’s Angry Orchard ciders compete within the hard cider category. The hard cider category is $0.5 billion in measured off-premise channels and comprises approximately 4% of Beyond beer and the cider category in dollars declined 2% in 2024 and increased 4% in 2025. This category is small and highly competitive and the competition consists mostly of many small regional and local hard cider companies.

The Company offers over ten styles of hard cider in the Angry Orchard brand family, most of which are available nationally in the United States in various bottle, can, and keg packages. The majority of the promotional and distribution efforts for the Angry Orchard brand family are focused on Angry Orchard Crisp Apple, Angry Orchard Crisp Imperial and Angry Orchard Seasonal Variety Packs. The Angry Orchard brand also releases a variety of specialty package and draft ciders fermented in limited quantities at its Company-owned Orchard and Cidery in Walden, New York.

Sun Cruiser

The Company’s Sun Cruiser brand competes in the spirits RTD category. The spirits RTD category is $1.7 billion in measured off-premise channels and comprises approximately 16% of Beyond beer and the spirits RTD category in dollars increased approximately 24% in 2024 and 29% in 2025. This category is highly competitive and includes large international and domestic competitors, as well as many small regional and local craft distilling companies.

The Sun Cruiser brand was launched in early 2024. The Company offers seven styles of vodka iced tea and lemonade RTDs in the Sun Cruiser brand family, that became available nationally in the first half of 2025. All styles are available in 12 once sleek cans and some are available in 570 ml and 700 ml single serve cans.

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

The Company’s most significant innovations in 2025 were the introduction of new Sun Cruiser styles and packages including Sun Cruiser vodka based lemonade, as well as the launch of Truly Unruly Lemonade Mix Pack, Dogfish Head Grateful Dead Juicy Pale Ale and Sinless Vodka Cocktails, a new spirits RTD brand. In the first quarter of 2026, the Company is planning to expand Sinless Vodka Cocktails into additional states, launch Twisted Tea Extreme Variety Pack, Samuel Adams Cherry Bomb Ale and Dogfish Head Grateful Dead Citrus Daydream Lager. During the rest of 2026, the Company has plans to add new brands, new beverage styles and may reformulate existing styles of beverages.

In May 2021, the Company announced that it was establishing a subsidiary to serve as a dedicated research and innovation hub in the federally regulated market of Canada focused on non-alcoholic cannabis beverages. This subsidiary enables the Company to develop and pilot unique cannabis beverages, while cannabis regulations continue to evolve in the United States and worldwide. The Company began selling limited quantities of cannabis beverage products in Canada under the TeaPot brand during the second half of 2022. In late 2024, the Company began the launch of a new cannabis beverage and gummy brand named Emerald Hour. The Company currently does not have plans to produce or sell any cannabis products outside of Canada.

The Company continually evaluates the performance of its beverages and the rationalization of its product lines as a whole. Periodically, the Company discontinues certain styles and packages. For example, in early 2025 the Company discontinued Truly Vodka Soda and Truly Tequila Soda. Certain styles or brands put on hiatus or discontinued in previous years may be produced for the Company’s variety packs or reintroduced.

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

With few exceptions, the Company’s products are not the primary brands in its Distributors’ portfolios. Thus, the Company, in addition to competing with other beverages for a share of the drinker’s business, competes with other beverage companies for a share of the Distributor’s attention, time and selling efforts. During 2025, the Company’s largest individual Distributor accounted for approximately 3% of the Company’s gross sales. The top three individual Distributors collectively accounted for approximately 7% of the Company’s gross sales. In some states and countries, the Company’s contracts with its Distributors may be affected by laws that restrict the enforcement of some contract terms, especially those related to the Company’s right to terminate the relationship.

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

Since 2023, the Company significantly improved its supply chain functions which led to reduced inventories internally and at distributors, while improving customer service levels and significantly reducing write-offs of excess inventory. The Company continues to work on its supply chain improvement initiatives to better manage inventory and further reduce inventory obsolescence.

The Company believes distributor inventory as of December 27, 2025 and December 28, 2024 was at an appropriate level for each of its brands and averaged approximately four weeks on hand.

Boston Beer has a sales force of over 550 people, which the Company believes is one of the largest in the US Beer Market industry. The Company’s sales organization is designed to develop and strengthen relations at the Distributor, retailer and drinker levels by providing educational and promotional programs. The Company’s sales force has a high level of product knowledge and is trained in the details of the brewing and selling processes. Sales representatives typically carry samples of the Company’s beverages and other promotional materials to educate wholesale and retail buyers about the quality and taste of the Company’s products. The Company has developed strong relationships with its Distributors and retailers, many of which have benefited from the Company’s premium pricing strategy and growth.

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

Packaging and Ingredients

Historically, the Company has been successful in obtaining sufficient quantities of the packaging materials and ingredients used in the production of its beverages. Prior to 2023, the Company experienced some supply chain constraints in packaging materials, primarily cans, that impacted the Company’s production schedules and increased can costs as a result of using a more expensive can supplier. The Company enters into limited-term supply agreements with certain vendors in order to receive preferential pricing. The Company maintains competitive sources for most packaging materials and ingredients. In 2025, certain flavorings, crowns and labels were each supplied by a single source; however, the Company believes that, given time to adjust, alternative suppliers are available. The most significant packaging and ingredients include:

Cans. Twisted Tea brand beverages are primarily packaged in standard cans and Truly Hard Seltzer and Sun Cruiser brand beverages are primarily packaged in sleek cans. In 2025, approximately 82% of the Company’s total volume was packaged in cans and the Company expects that percentage to increase further in 2026. Since 2022, the Company has not had any significant disruptions in its can supply and the Company currently believes that it will have a sufficient supply of cans in 2026.

Flavorings. The Company’s beverages include many unique and proprietary flavors and combinations of flavors and most of these flavorings are single sourced. Truly Hard Seltzer and Twisted Tea brand beverages are particularly reliant on the use of flavorings and a variety of flavors as part of their appeal to drinkers. The Company is working closely with various flavoring suppliers to ensure it has an adequate supply and currently believes that it will have sufficient supply of flavorings in 2026.

Cardboard. The Company’s beverages are packaged primarily in cardboard wraps, carriers and cardboard shipping cases. Since 2020, the Company has not had any significant disruptions in its supply of cardboard and the Company currently believes that it will have a sufficient supply of cardboard wraps in 2026.

Glass. Some of the Company’s beverages are sold in glass bottles. Since 2020, the Company has not had any significant disruptions in its supply of glass and the Company currently believes that it will have a sufficient supply of glass in 2026.

Malt. The two-row varieties of barley used in the Company’s malt are mainly grown in the United States and Canada. The 2025 North American barley crop, which will support 2026 malt needs, was generally consistent with historical long-term averages with regard to both quality and quantity. The Company purchased most of the malt used in the production of its beers from four suppliers during 2025. The Company also believes that there are other malt suppliers available that are capable of supplying its needs.

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

Apples. The Company uses special varieties and origins of apples in its hard ciders that it believes are important for their flavor profiles. In 2025, these apples were sourced primarily from Europe and the United States and include bittersweet apples from France and culinary apples from Italy, Washington State and New York. Purchases and commitments are denominated in Euros for European apples and US Dollars for American apples. There is limited availability of some of these apple varieties, and many outside factors, including weather conditions, growers rotating from apples to other crops, competitor demand, government regulation and legislation affecting agriculture could affect both price and supply.

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

With the exception of certain specialty and distilled products, the Company includes a clearly legible “freshness” date on every bottle, can and keg of its beverages, in order to ensure that its drinkers enjoy only the freshest products. The Company was the first American brewer to use this practice.

Production Strategy

The Company continues to pursue a production strategy that includes production at breweries owned by the Company and production facilities owned by others. The Company made capital investments in 2025 of approximately $54.5 million, most of which represented investments in breweries owned by the Company. These investments were made to drive efficiencies and cost reductions and support product innovation. Based on its current estimates of future volumes and mix, the Company expects to invest between $70 million and $90 million in 2026 to meet those estimates. Because actual capital investments are highly dependent on meeting demand, the actual amount spent may well be significantly different from the Company’s current expectations.

The Pennsylvania Brewery, the Cincinnati Brewery and the Milton Brewery produced most of the Company’s shipment volume from Company owned breweries during 2025. The Pennsylvania Brewery is the Company’s largest brewery.

Production and retail activities at the Company's local breweries and tap rooms are mainly for brewing and packaging beers for retail sales on site at tap rooms and gift shops, restaurant activities and developing innovative and traditional beers.

The Cidery’s production is mainly for developing new types of innovative hard ciders and fermenting and packaging ciders for retail sales on site at the Cidery and supporting draft and package accounts in the local market area.

During each of the years ended December 27, 2025 and December 28, 2024, the Company produced approximately 86% and 74%, respectively of its domestic volume at Company-owned breweries. In the normal course of its business, the Company has historically entered into various production arrangements with other production companies. Pursuant to these arrangements, the Company generally supplies raw materials and packaging to those production companies and incurs conversion fees for labor at the time the liquid is produced and packaged. The Company has made up-front payments that were used for capital improvements at these third-party production facilities that it expenses over the period of the contracts.

The Company currently has production services agreements with subsidiaries of City Brewing Company, LLC (“City Brewing”). During 2025 and 2024, City Brewing supplied approximately 14% and 26%, respectively, of the Company’s annual domestic shipment volume. In accordance with the production services agreements, the Company has paid to City Brewing for capital improvements at its facilities and other pre-payments. These payments are being expensed over the terms of the agreements. Currently, certain of these production services agreements expire on December 31, 2028. The Company has the contractual right to extend its agreements with City Brewing beyond the current termination dates on an annual basis through December 31, 2035. The remaining net book value of these third-party production prepayments is $7.1 million as of December 27, 2025, which is expected to be expensed to cost of goods sold ratably based on committed annual production capacity through December 31, 2028.

These agreements include minimum capacity availability commitments by City Brewing and the Company is obligated to meet annual minimum volume commitments and is subject to contractual shortfall fees, if these annual minimum volume commitments are not met.

In January of 2024, the Company and City Brewing entered into a Loan and Security Agreement at which time payment of $20 million was made by the Company to City Brewing. Repayment of the note receivable plus an agreed investment return for a combined total of $22.4 million shall be repaid to the company subject to annual repayment limits. As of December 27, 2025, the balance of the note receivable is $11.2 million and the final maturity date is December 31, 2028.

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

At current production volume projections, the Company believes that it will fall short of its future annual volume commitments under the City Brewing and Rauch agreements and will incur shortfall fees. The Company expenses the shortfall fees during the contractual period when such fees are incurred as a component of cost of goods sold. During 2025 and 2024, the Company recorded $21.4 million and $13.0 million, respectively, in shortfall fees. At current volume projections, the Company anticipates that it will recognize approximately $19 million of shortfall fees in future years with $6 million forecasted to be expensed in 2026 and $13 million expected to be expensed in years thereafter.

As of December 27, 2025, if volume for the remaining term of the production arrangements was zero, the total contractual shortfall and termination fees, with advance notice as specified in the related contractual agreements, would total approximately $26 million with $15 million due in 2026 and $11 million due in future years thereafter.

The Company has regular discussions with its third-party production suppliers related to its future capacity needs and the terms of its contracts. Changes to volume estimates, future amendments or cancellations of existing contracts could accelerate or change total shortfall fees expected to be incurred.

The Company currently expects that the percentage of total domestic production at third-party production facilities will be less than 10% in 2026. The Company selects third-party production facilities with one or more of: (i) sleek can packaging and automated variety packaging capability and capacity; (ii) first-rate quality control capabilities throughout the process; and (iii) the capability of utilizing traditional brewing, fermenting and finishing methods. Under its production arrangements with third parties, the Company is charged a service fee based on units produced at each of the facilities.

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

The two largest brewers in the United States, AB InBev and Molson Coors, participate actively in Beyond beer and Traditional beer, through numerous beers, flavored malt beverages, hard seltzers and spirit RTDs. Imported beers, such as Modelo Especial®, Corona®, Heineken®, Guinness®, and Stella Artois®, continue to compete aggressively in the United States and have gained market share over the last ten years. AB InBev, Molson Coors, Constellation Brands (owner of the United States Distribution rights to Modelo Especial and Corona) and Heineken may have substantially greater financial resources, marketing strength and distribution networks than the Company.

In addition, large non-alcoholic beverage companies including The Coca-Cola Company (“Coke"), Pepsi, Monster Beverage Corporation (“Monster”), and Arizona Beverage Company (“Arizona") have entered these markets directly or through licensing agreements with alcoholic beverage companies to develop alcohol versions of existing traditional non-alcohol brands. Coke has entered into agreements with Molson Coors to develop, market and sell Topo Chico brand Hard Seltzer, Simply Spiked Lemonade, and Peace Hard Tea. Coke also announced separate agreements with two leading Spirits brands, Sazerac Company and Brown Forman to market and sell FRESCA™ Mixed and Jack Daniel's® Tennessee Whiskey and Coca-Cola®™ Ready-to-Drink Cocktail, respectively. As previously discussed, the Company has entered into an agreement with Pepsi to develop, market and sell Hard Mountain Dew, to take advantage of this trend. Pepsi also entered an agreement in late 2022 with FIFCO USA, a New York based brewery, to develop, market and sell Lipton Hard Iced Tea which launched during the first half of 2023. In addition, Monster acquired CANarchy Craft Brewery Collective in early 2022 and launched the Beast Unleashed, a new brand of flavored malt beverages in early 2023 which includes Nasty Beast Hard Tea and Blind Lemon Hard Lemonade. Arizona, after earlier development and launch in 2020 in Canadian markets, launched Arizona Hard Tea in the United States beginning in 2023.

The Company’s Twisted Tea beverages compete within the Beyond Beer FMB category, which includes brands such as Twisted Tea, Mike’s Hard Lemonade, Smirnoff Ice, Cayman Jack, Clubtails, Beast Unleashed, Bud Light Lime, Redd’s Apple Ale, and Seagram’s Escapes. As Twisted Tea has grown, more hard teas have been introduced by competitors. Some of these hard tea competitors currently include Arizona Hard Tea, Arnold Palmer Spiked, Nasty Beast Hard Tea, VooDoo Ranger Hard Charged Tea, Hoop Hard Tea, 2Hoots Hard Tea and Peace Hard Tea. As noted earlier, the FMB category is highly competitive due to, among other factors, the presence of large brewers and spirits companies in the category, the advertising of malt-based spirits brands in channels not available to the parent brands and a fast pace of product innovation.

The Company’s Truly Hard Seltzer beverages compete primarily within the hard seltzer category of Beyond beer. This category grew quickly from 2016 to 2021 and then declined each year since 2021. The hard seltzer category is highly competitive and includes large international and domestic competitors. Hard seltzers are typically priced competitively with Traditional beer and Beyond beer and may compete for drinkers with beer, wine, spirits, or FMBs. Some of these competitors include Mark Anthony Brands under the brand name “White Claw” and "White Claw Surge."; AB InBev under “Bud Light Seltzer”, and Molson Coors under “Vizzy Hard Sparkling Water” and "Topo Chico".

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

In recent years, there have been numerous announcements of acquisitions of or investments in craft brewers by larger breweries and private equity and other investors. Most recently, during 2023 and 2024, in separate transactions AB InBev and Molson Coors sold some of these craft brands and breweries to Tilray Brands, Inc a global cannabis, craft beer, and spirits beverage company.

The Company’s Angry Orchard product line competes within the hard cider category. As noted earlier, this category is small and highly competitive and the competitors include mostly small regional and local hard cider companies. Hard ciders are typically priced competitively with Traditional beer and Beyond beer and may compete for drinkers with beer, wine, spirits, or FMBs. Some of these competitors include "Bold Rock", "2 Towns", “Schilling” and “Blakes”.

The Company’s Sun Cruiser brand competes in the spirits RTDs category. This category is growing and highly competitive and includes large international and domestic competitors, as well as many small regional and local distilling companies. Spirits RTDs are typically higher priced and may compete for drinkers with beer, wine, spirits, or FMBs. The leading brand in the spirits RTDs category is owned by E&J Gallo Winery under the brand name "High Noon” and other competitors in the category include AB InBev under "Cutwater” and “NÜTRL Vodka Seltzer”, Stateside Brands under “Surfside”.

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

The Company competes with other beer and alcoholic beverage companies within a three-tier distribution system. The Company competes for a share of the Distributor’s attention, time and selling efforts. At retail, the Company competes for traditional retail shelf, cold box and tap space, as well as e-commerce placement. From a drinker perspective, competition exists for brand acceptance and loyalty. The principal factors of competition in the market for Beyond beer and Traditional beer occasions include product quality and taste, brand advertising and imagery, trade and drinker promotions, pricing, packaging and the development of innovative new products.

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

Governmental entities may levy various taxes, license fees and other similar charges and may require bonds to ensure compliance with applicable laws and regulations. Beginning in 2018, as a result of the “Tax Cuts and Jobs Act”, the Company’s federal excise tax rate on hard seltzer and beer decreased from $18 to $16 per barrel on all barrels below 6 million barrels produced annually. The top tier rate on hard cider (with alcohol by volume of less than 8.5%) is $0.226 per gallon, on still wine (with non-qualifying fermentable fruits) is $1.07 per gallon, and on distilled spirits is $13.50 per proof gallon. States levy excise taxes at varying rates based on the type of beverage and alcohol content. Failure by the Company to comply with applicable federal, state or local laws and regulations could result in higher taxes, penalties, fees and suspension or revocation of permits, licenses or approvals. While there can be no assurance that any such regulatory action would not have a material adverse effect upon the Company or its operating results, the Company is not aware of any infraction affecting any of its licenses or permits that would materially impact its ability to continue its current operations.

Trademarks

The Company has obtained trademark registrations with the United States Patent and Trademark Office for over 400 trademarks, including Samuel Adams®, Sam Adams®, Twisted Tea®, Truly®, Truly Hard Seltzer®, Angry Orchard®, and Dogfish Head®. It also has a number of common law trademarks. Several Company trademarks are also registered or have registrations pending in various foreign countries. The Company regards its trademarks as having substantial value and as being an important factor in the marketing of its products. The Company is not aware of any trademark infringements that could materially affect its current business or any prior claim to the trademarks that would prevent the Company from using such trademarks in its business. The Company’s policy is to pursue registration of its marks whenever appropriate and to oppose infringements of its marks through available enforcement options.

Environmental, Health, and Safety Regulations and Operating Considerations

The Company is committed to strong corporate governance, responsible business practices, and maintaining accountability of its Board and Executive Leadership Team to its stockholders. This commitment is reflected in the Company’s sustainability strategy, which is overseen across both the Board and management teams.

Since first introducing sustainability disclosures in its 2019 Proxy Statement and formalizing its approach with the inaugural 2021 ESG Report, the Company’s sustainability strategy has continued to evolve. Over the past several years, the Company has placed increasing emphasis on transparency, measurable progress, and long‑term accountability. This work continued in 2025 as the Company strengthened its goals and deepened its focus on driving meaningful and lasting impact.

For more information on the Company's sustainability initiatives and historical reporting, full sustainability reports are available at www.bostonbeer.com/our-impact/sustainability.

Human Capital Resources

As of December 27, 2025, the Company had 2,736 coworkers of which 168 were represented by unions or similar organizations. The Company’s Executive Leadership Team (“ELT”) is comprised of the Company's CEO and eight leaders who collectively have management responsibility for the Company's primary business areas, including but not limited to brewing, supply chain operations, sales, marketing, finance, legal, and people and culture. The Company’s Board of Directors and the ELT believe that succession planning, talent management, culture, and diversity, equity, and inclusion are critical to the Company’s continued success.

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

Other

The Company submitted the Section 12(a) CEO Certification to the New York Stock Exchange in accordance with the requirements of Section 303A of the NYSE Listed Company Manual. This Annual Report on Form 10-K contains at Exhibits 31.1 and 31.2 the certifications of the Chief Executive Officer and Chief Financial Officer, respectively, in accordance with the requirements of Section 302 of the Sarbanes-Oxley Act of 2002. The Company makes available free of charge copies of its Annual Report on Form 10-K, as well as other reports required to be filed by Section 13(a) or 15(d) of the Securities Exchange Act of 1934, on the Company’s investor relations website at www.bostonbeer.com, or upon written request to Investor Relations, The Boston Beer Company, Inc., One Design Center Place, Suite 850, Boston, Massachusetts 02210. The information regarding our websites and their content is for convenience only. The content of the Company’s websites is not deemed to be incorporated by reference into this Form 10‑K.

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

The two largest brewers in the United States, AB InBev and Molson Coors, participate actively in the US Beer Market, through numerous offerings including beers, flavored malt beverages, hard seltzers and spirit RTDs. Imported beers, such as Modelo Especial®, Corona®, Heineken®, Guinness®, and Stella Artois®, continue to compete aggressively in the United States and have gained market share over the last ten years. Constellation Brands (owner of the United States distribution rights to Modelo Especial and Corona) and Heineken may have substantially greater financial resources, marketing strength and distribution networks than the Company. The Company anticipates competition will remain strong as existing beverage companies continue adding more SKUs and styles. The potential for growth in the sales of flavored malt beverages, hard seltzers, domestic beers, imported beers and spirits RTDs is expected to increase the competition in the market for Beyond beer and Traditional beer occasions within the United States and, as a result, the Company may well face competitive pricing pressures and the demand for and market share of the Company’s products may fluctuate and possibly decline.

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

Several large non-alcoholic beverage companies including Coke, Pepsi, Monster and Arizona have entered the alcoholic beverage market directly or through licensing agreements with alcoholic beverage companies to develop alcohol versions of existing traditional non-alcohol brands.

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

The alcoholic beverage industry has been the subject of considerable societal and political attention for several years, due to public concern over alcohol-related social problems, including driving under the influence, underage drinking and health consequences from alcohol and the misuse of alcohol, including alcoholism. More recently, younger generations including Millennials and Gen Z, are embracing moderation or abstinence, influenced by wellness trends and the rise of non-alcoholic alternatives. Some drinkers are embracing the “sober curious” movement, which encourages individuals to question their relationship with alcohol and explore alternatives. As an outgrowth of these concerns, the possibility exists that industry volumes could further decline, advertising by alcoholic beverage producers could be restricted, that additional cautionary labeling or packaging requirements might be imposed, that further restrictions on the sale of alcohol might be imposed or that there may be renewed efforts to impose increased excise or other taxes on beer sold in the United States.

The US Beer Market has experienced a decline in shipments over the last ten years. More recently in 2025 these declines accelerated to an approximate decline of 4% in volume. The Company believes that this decline is due to declining alcohol consumption per person in the population, economic uncertainty, health and wellness trends and increased competition from wine, spirits and other beverage companies. If consumption of the Company’s products in general were to come into disfavor among domestic drinkers, or if the domestic alcohol beverage industry were subjected to significant additional societal pressure or governmental regulations, the Company’s business could be materially adversely affected.

Additionally, many states are considering or have passed laws and regulations that allow the sale and distribution of cannabis and hemp based products. In December 2025, cannabis was reclassified from a Schedule I controlled substance to Schedule III by the federal government, reflecting its recognized medical use and lower potential for abuse. In certain states hemp derived beverages are competing with alcoholic beverages for shelf space and drinkers, despite recent federal regulations which restrict their availability after November 2026. Currently, it is not possible to predict the impact of this on sales of alcohol, but it is possible that legal cannabis and hemp derived beverage consumption could adversely impact the demand for the Company’s products.

The Company is dependent on its distributors.

In the United States, where approximately 94% of its beverages are sold, the Company sells most of its alcohol beverages to independent beer Distributors for distribution to retailers and, ultimately, to drinkers. Although the Company currently has arrangements with over 300 Distributors, sustained growth will require it to maintain such relationships and possibly enter into agreements with additional Distributors. Changes in control or ownership within the current distribution network could lead to less support of the Company’s products.

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

Beginning in the second half of 2021, the market for hard seltzer products experienced decelerating growth trends, which contributed to the Company’s depletion volume decline of 5% in 2022, 6% in 2023 (5% decline on a 52-week comparable basis), 2% in 2024 and 4% in 2025. The slowdown in growth trends greatly impacted the Company's volume of production and shipments, as well as its volume projections for the future. During 2021 through 2024, the volume reductions resulted in increased supply chain related costs. These costs include the destruction of excess inventory, provisions for excess and obsolete inventories, property, plant and equipment impairments, write-offs of third-party production prepayments and provisions for costs associated with the termination of various third-party production contracts.

In 2026, the Company is targeting a percentage change in shipments and depletion volume of between flat and down mid- single digits. The Company’s ability to meet these targets may be affected by an increasing number of competing beverages. The development of new products by the Company to meet these challenges may lead to reduced sales of the Company’s existing brands and there is no guarantee that these new product initiatives will generate stable long term volume. While the Company believes that a combination of innovation, new brand messaging and the use of traditional and social media, and increased investment in sales execution can lead to increased demand, there is no guarantee that the Company’s actions will be successful in maintaining the Company’s historical levels of profitability. Reduced sales, among other factors, could lead to lower brewery utilization, lower funds available to invest in brand support and reduced profitability, and these challenges may require a different mix and level of marketing investments to stabilize and grow volumes. A lower growth environment or periods of sales declines will present challenges for the Company to motivate and retain employees, maintain the current levels of distributor and retailer support of its brands, and fund its current brand investment levels. This could potentially lead to a review of long term organization and capacity needs. Currently, the Company believes it can meet its volume targets in 2026 and return to volume growth in future years, but there is no guarantee its efforts will be successful or profitable.

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

With a decline in volume over the second half of 2021 through 2025, the Company incurred additional supply chain related costs associated with downsizing its production model to adjust to reduced demand. In recent years, the Company has been able to better match its supply chain to meet demand, but a sudden increase could result in a recurrence of challenges in meeting demand and a sudden decrease could result in other incremental costs. There can be no assurance that the Company will effectively address changing consumer demand or manage increasing product complexity, without experiencing similar issues in the future. Planning failures, operating inefficiencies, insufficient employee training, control deficiencies, or other similar issues could well have a material adverse effect on the Company’s business and financial results. Growth or decline in the Company’s revenues, changes in operating procedures, and increased complexity have required significant capital investment. The Company on an overall basis has yet to see any operating cost leverage from these investments and there is no guarantee that it will.

The Company has increased the percentage of its domestic volume produced at Company owned breweries from 74% in 2024 to 86% in 2025 and is currently estimating a further increase to over 90% in 2026. Despite these increases, third party-owned production facilities remain a critical part of the Company’s production strategy and the Company is reliant on them, particularly City Brewing Company, LLC, and its subsidiaries, to meet demand.

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

The Company has made and expects to continue to make, significant advertising and promotional expenditures to enhance its existing brands and promote new brands. These expenditures may adversely affect the Company’s results of operations in a particular quarter or even for the full year, and may not result in increased sales. Variations in the levels of advertising and promotional expenditures have in the past caused, and are expected in the future to continue to cause, variability in the Company’s quarterly results of operations. During 2025 the Company significantly increased its spending on advertising and promotion by $61.0 million or 13.6% and during 2026 the Company currently estimates it will further increase spending by between $20 million and $40 million. While the Company attempts to invest only in effective advertising and promotional activities, it is difficult to correlate such investments with sales results, and there is no guarantee that the Company’s expenditures will be effective in building brand equity or growing long term sales.

The Company is dependent on key packaging suppliers and an increase in packaging costs could harm the Company’s financial results.

The Company maintains competitive sources for the supply of packaging materials, such as cans, glass and cardboard. The Company enters into limited-term supply agreements with certain vendors in order to receive preferential pricing. In 2024 and 2025, certain flavorings, crowns, and labels were each supplied by single sources. The loss of any of the Company’s packaging materials suppliers could, in the short-term, adversely affect the Company’s results of operations, cash flows and financial position until alternative supply arrangements were secured. Additionally, there has been acquisition, change in control and consolidation activity in several of the packaging supplier networks which could potentially lead to further disruption in supply and changes in economics. If packaging costs continue to increase, there is no guarantee that such costs can be fully passed along through increased prices. The company's long-term supply agreements have varying lengths and terms and there is no guarantee that the economics of these contracts can be replicated when renewed. The Company’s inability to preserve the current economics on renewal could expose the Company to significant cost increases in future years. Some of these contracts require the Company to make commitments on minimum volume of purchases based on Company forecasts. If the Company's needs decline significantly from its forecasts, the Company would likely incur storage costs for excess production or contractual penalties that might be significant and could have a material adverse impact on the Company's financial results.

The Company is dependent on key ingredient suppliers, including foreign sources; its dependence on foreign sources creates foreign currency and tariff exposure for the Company; the Company’s use of natural ingredients creates weather and crop reliability and excess/shortage inventory exposure for the Company.

The Company purchases a substantial portion of the ingredients used in its beverages, including its flavorings, malt, hops, apples, and other ingredients, from a limited number of domestic and foreign suppliers. There can be no assurance that the Company would be able to acquire such ingredients from substitute sources on a timely or cost-effective basis, if current suppliers could not adequately fulfill orders or if tariffs significantly increase costs. The loss or significant reduction in the capability or increase of costs of a supplier to support the Company’s requirements could, in the short-term, adversely affect the Company’s business and financial results, until alternative supply arrangements are secured.

The Company’s beverages include many unique and proprietary flavors and combinations of flavors and some of these flavorings are single sourced. Twisted Tea and Truly Hard Seltzer brand beverages are particularly reliant on the use of flavorings and variety of flavors as part of their appeal to drinkers.

The Company purchased most of the malt used in the production of its beer from four suppliers during 2025. The Company is exposed to the quality of the barley crop each year, and significant failure of a crop would adversely affect the Company’s costs.

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

The Company’s contracts for certain hops and apples are payable in Euros, and therefore, the Company is subject to the risk that the currencies may fluctuate adversely against the U.S. dollar. The Company has, as a practice, not hedged this exposure, although this practice is regularly reviewed. The cost of hops has increased in recent years due to the rising market price of hops and exchange rate changes. The continuation of these trends will impact the Company’s product cost and potentially the Company’s ability to meet the demand for its beers. The Company buys some other ingredients and capital equipment from foreign suppliers for which the Company also carries exposure to foreign exchange rate and tariff changes. Significant adverse fluctuations in foreign currency exchange rates and increased tariffs may have a material adverse effect on the Company’s business and financial results.

The Company’s reliance on production facilities owned by others and an inability to leverage investment in the Company-owned breweries could have a material adverse effect on the Company’s operations or financial results.

During 2025, the Company produced approximately 86% of its domestic volume at breweries owned by the Company and, as noted above, anticipates producing over 90% of its domestic volume at breweries owned by the Company in 2026. While, on balance, the Company views greater reliance on its own breweries favorably, this reliance on its own breweries exposes the Company to capacity constraints and risk of disruption of supply, as these breweries are operating at or close to current capacity in peak months. As volumes at the Pennsylvania Brewery increase, severe interruptions there would be problematic, particularly during peak seasons. Potential interruptions at breweries include labor issues, governmental action, quality issues, contractual disputes, machinery failures, operational shutdowns, pandemic-related or other staffing shortages, or natural or unavoidable catastrophes. If interruptions were to occur, the Company could face significant delays in starting replacement brewing locations and its operating results could be materially adversely affected.

The Company continues to avail itself of capacity at third-party production facilities. Also as noted above, during 2025, approximately 14% of the Company’s annual domestic shipment volume was produced under production service agreements with City Brewing Company, LLC and its subsidiaries. To the extent that the Company needs to avail itself of a third-party production services arrangement, it exposes itself to higher than planned costs of operating under such contract arrangements than would apply at the Company-owned breweries, potential lower service levels and reliability than internal production, and potential unexpected declines in the production capacity available to it, any of which could have a material adverse effect on the Company’s business and financial results. The use of such third party facilities also creates higher logistical costs and uncertainty in the ability to deliver product to the Company’s customers efficiently and on time.

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

The Company’s emphasis on owning production facilities requires it to continue to make a significant level of capital expenditure to maintain and improve these facilities and to incur significant fixed operating costs to support them. In an uncertain volume environment, the Company faces the risk of not being able to support the owned brewery operating costs, if volumes were to decline further. At the same time, despite making these expenditures and incurring these costs, if demand were to increase above current volume estimates, the Company could still face the risk of not being able to meet the increased demand.

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

During both 2024 and 2025 the Company has had transition of its Chief Executive Officer. The Company has and is likely to experience future changes in key leadership or key positions regularly. The departure of key leadership personnel can take from the Company significant knowledge and experience. This loss of knowledge and experience can be mitigated through successful succession planning or external hiring and transition, but there can be no assurance that the Company will be successful in such efforts. Attracting, retaining, integrating and developing high performance individuals in key roles is a core component of the Company’s strategy for addressing its business opportunities. Attracting and retaining qualified senior leadership may be more challenging under adverse business conditions, such as the current declining growth environment the Company is facing. Failure to attract and retain the right talent, or to manage the transition of responsibilities resulting from such turnover smoothly, would affect the Company's ability to meet its challenges and may cause the Company to miss performance objectives or financial targets.

The Company has significantly increased its product offerings and distribution footprint, which increases complexity and could adversely affect the Company’s performance and financial results.

The Company has significantly increased the number of commercially available flavored malt beverages, hard seltzers, beers, hard ciders, and spirits RTDs that it produces. In the last five years, the Company has developed, introduced and reformulated many new and existing beverage styles under the Twisted Tea, Truly Hard Seltzer, Samuel Adams, Dogfish Head, Angry Orchard, Sun Cruiser and Hard Mountain Dew brands. The Company currently operates nine retail locations where its beverages are sold and consumed on-premise, including six brewery tap rooms, an apple orchard and innovation cidery, a restaurant and a boutique inn.

The Company’s most significant innovations in 2025 were the introduction of new Sun Cruiser styles and packages including Sun Cruiser vodka based lemonade, as well as the launch of Truly Unruly Lemonade Mix Pack, Dogfish Head Grateful Dead Juicy Pale Ale and Sinless Vodka Cocktails, a new spirits RTD brand. In the first quarter of 2026, the Company is planning to expand Sinless Vodka Cocktails into additional states, launch Twisted Tea Extreme Variety Pack, Samuel Adams Cherry Bomb Ale and Dogfish Head Grateful Dead Citrus Daydream Lager. During the rest of 2026, the Company has plans to add new brands, new beverage styles and may reformulate existing styles of beverages.

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

In addition to these inherent brand risks, C. James Koch, the founder, Chief Executive Officer and Chairman of the Company, as well as the founders of Dogfish Head brand, Samuel Calagione, Founder and Brewer, Dogfish Head Brewery and Mariah Calagione, Founder and Communitarian, Dogfish Head Brewery, are an integral part of the Company’s history, brand equity and current and potential future brand messaging and the Company relies on the positive public perception of these founders. Mariah Calagione has recently retired from the Company effective during 2025. The role of these founders as founders, brewers, leaders or former leaders of the Company is emphasized as part of the Company’s brand communication and has appeal to some drinkers. If these founders were not available to the Company, this could negatively affect the strength of the Company’s messaging and, accordingly, the Company’s growth prospects. The Company and its brands may also be impacted if drinkers’ perceptions of these founders, including their social or political views, were to change negatively. If any negative changes were to occur, the Company might need to adapt its strategy for communicating its key messages regarding its history, equity, and current and potential future brand messaging. Any such change in the Company’s messaging strategy might have a detrimental impact on the future growth of the Company.

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

The Company’s Class A Common Stock is not entitled to any voting rights except for the right as a class to (1) approve certain mergers, charter amendments and by-law amendments and (2) elect a minority of the directors of the Company. Although not as a matter of right, the Class A stockholders have also been afforded the opportunity to vote on an advisory basis on executive compensation. Consequently, the election of a majority of the Company’s directors and all other matters requiring stockholder approval are currently decided by C. James Koch, who is the founder, Chairman and Chief Executive Officer of the Company, as the holder of 100% of the voting rights to the outstanding shares of the Company’s Class B Common Stock. As a result, Mr. Koch is able to exercise substantial influence over all matters requiring stockholder approval, including the composition of the board of directors, approval of equity-based and other executive compensation and other significant corporate and governance matters, such as approval of the Company’s independent registered public accounting firm. This could have the effect of delaying or preventing a change in control of the Company and makes most material transactions difficult or impossible to accomplish without the support of Mr. Koch. While Mr. Koch is currently the 100% holder of the Company’s Class B Common Stock, there is nothing that prevents Mr. Koch or his heirs from transferring some or all shares of the Class B Common Stock to others.

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

The Company has been and expects to continue to be adversely impacted by tariff programs

The Company sources some of its goods and services from countries impacted from the tariff programs announced by the U.S. government and these tariffs have had an adverse effect on the Company’s business and financial results. The Company has reviewed its supply chain and business and based on information currently available, the primary impact of these tariffs is higher costs of packaging, ingredients, promotional materials and capital equipment which are currently sourced from Canada, European Union, China, and Mexico. The Company has reported these costs due to tariffs and the impact to its statement of operations in the amount of $11 million in 2025. In 2026, the Company estimates tariff costs will increase to between $20 million and $30 million, primarily because tariffs were effective for only part of 2025, resulting in a partial‑year impact, while 2026 is expected to reflect a full year of impact if current tariffs remain in place. These tariff cost estimates are based upon tariffs in place prior to the February 20, 2026 Supreme Court ruling. These estimates could materially change and the Company will closely monitor the tariff environment and continue to evaluate and explore opportunities to mitigate these negative impacts but there is no guarantee that these efforts will be effective.

In addition, 5% of the Company’s revenue is from countries outside the United States with the majority of this revenue in Canada. The Company’s U.S. and international businesses could also be negatively impacted if tariffs result in changes in consumer demand or cause currency related impacts. The Company’s reported amounts and future estimates of the impact of tariff costs do not reflect any potential impacts of tariffs on consumer demand or currency related impacts.

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

Volatility, uncertainty, and inflation in the financial markets and economic conditions generally may directly or indirectly affect the Company’s performance and operating results in a variety of ways, including: (a) prices for energy, labor, packaging, ingredients, and agricultural products may rise faster than current estimates, including increases resulting from currency fluctuations; (b) the Company’s key suppliers may not be able to fund their capital requirements, resulting in disruption in the supplies of the Company’s raw and packaging materials; (c) the credit risks of the Company’s Distributors may increase; (d) currency fluctuations may impact amounts owed to the Company by distributors that pay in foreign currencies; (e) the Company’s credit facility, or portion thereof, may become unavailable at a time when needed by the Company to meet critical needs; (f) overall alcoholic beverage consumption may decline; or (g) drinkers of the Company’s products may change their purchase preferences and frequency, which might result in sales declines.

Item 1B. Unresolved Staff Comments

The Company has not received any written comments from the staff of the Securities and Exchange Commission (the “SEC”) regarding the Company’s periodic or current reports that (1) the Company believes are material, (2) were issued not less than 180 days before the end of the Company’s 2025 fiscal year, and (3) remain unresolved.

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

The Company's cybersecurity program is led by its Chief Information Security Officer (CISO), who reports to its Director, IT Infrastructure and Architecture. The CISO is responsible for management of cybersecurity risk and the protection and defense of the Company's networks and systems. The CISO manages a team of cybersecurity professionals with broad experience and expertise, including in incident response, forensics, threat intelligence, vulnerability management, and mitigation. The Company's cybersecurity team has processes in place to assess, identify, manage, and address material cybersecurity threats and incidents. These include, among other things: annual and ongoing security awareness training for employees, mechanisms to detect and monitor unusual network and endpoint activity, integrated threat intelligence, and containment and incident response tools. The cybersecurity team also leverages multiple third-party security programs for full-time monitoring of security stacks and on-demand support to act as force multipliers in the event of severe or critical security events.

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

The Company leases approximately 48,650 square feet of space in Los Angeles, California, on which it maintains an Angel City Brewery branded tap room, small brewery, and tour center. The current term of the lease for this facility will expire in 2026. The Company announced it will not renew the lease and close the Angel City Brewery effective April 30, 2026.

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

Supplier Dispute. On December 31, 2022, Ardagh Metal Packaging USA Corp. (“Ardagh”) filed an action against the Company alleging, among other things, that the Company had failed or would fail to purchase contractual minimum volumes of certain aluminum beverage can containers in 2021 to 2026. The Company filed an Amended Answer, Amended Affirmative Defenses and Amended Counterclaims on March 25, 2024. On November 9, 2023, Ardagh filed a Notice of Plaintiff’s Motion for Judgment on the Pleadings on Count II of the Complaint, to which the Company filed an Opposition on November 22, 2023. On February 26, 2024, the Court granted the Motion. On March 27, 2024, the Company filed a Motion to Clarify and to Reconsider the Court’s decision. Following briefing by the parties, on June 17, 2024, the Court granted the Company's Motion to Reconsider, denied Ardagh's Motion for Judgment on the Pleadings, and vacated its February 26, 2024 Order. The Court set a fact discovery deadline of November 25, 2024. The Court also set an expert discovery deadline of May 30, 2025. Ardagh has filed a Motion for Partial Summary Judgment on certain liability issues. The Company also has filed a Motion for Partial Summary judgment on certain liability and damage issues. The Court has set a trial date to commence on March 23, 2026. The Company denies that it breached the terms of the parties’ contract and intends to defend against the Ardagh claims vigorously. The possible outcome of this litigation could range from zero to the level of Ardagh's initial demand of over/approximately $300 million plus interest if applied.

Item 4. Mine Safety Disclosures

Not Applicable

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The graph set forth below shows the value of an investment of $100 on December 26, 2020 in each of the Company’s stock (“The Boston Beer Company, Inc.”), the Standard & Poor’s 500 Index (“S&P 500 Index”) and the Standard & Poor’s 500 Beverage Index, which consists of producers of alcoholic and non-alcoholic beverages (“S&P 500 Beverages Index”) for the five years ending December 27, 2025.

Total Return to Shareholders

(Includes reinvestment of dividends)

	ANNUAL RETURN PERCENTAGE Years Ended
Company Name / Index	12/25/2021	12/31/2022	12/30/2023	12/28/2024	12/27/2025
The Boston Beer Company, Inc.	(48.29)	(37.22)	4.88	(12.87)	(34.56)
S&P 500 Index	29.44	(17.40)	26.29	26.90	17.55
S&P 500 Beverages Index	14.51	8.93	(1.98)	(0.89)	4.96

		INDEXED RETURNS Years Ended
Company Name / Index	Base Period 12/26/2020	12/25/2021	12/31/2022	12/30/2023	12/28/2024	12/27/2025
The Boston Beer Company, Inc.	100	51.71	32.47	34.05	29.67	19.42
S&P 500 Index	100	129.44	106.92	135.03	171.36	201.43
S&P 500 Beverages Index	100	114.51	124.74	122.27	121.18	127.18

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN
DOLLARS
250
200
150
100
50
0
2020
2021
2022
2023
2024
2025
The Boston Beer Company, Inc.
S&P 500 Index
S&P 500 Beverages Index

The Company’s Class A Common Stock is listed for trading on the New York Stock Exchange under the symbol SAM.

There were 6,292 holders of record of the Company’s Class A Common Stock as of February 20, 2026. Excluded from the number of stockholders of record are stockholders who hold shares in “nominee” or “street” name. The closing price per share of the Company’s Class A Common Stock as of February 20, 2026, as reported under the New York Stock Exchange-Composite Transaction Reporting System, was $235.00.

Class A Common Stock

At December 27, 2025, the Company had 22,700,000 authorized shares of Class A Common Stock with a par value of $0.01, of which 8,438,651 were issued and outstanding, which includes 30,193 shares that have trading restrictions. The Class A Common Stock has no voting rights, except (1) as required by law, (2) for the election of Class A Directors, and (3) that the approval of the holders of the Class A Common Stock is required for (a) future authorizations or issuances of additional securities which have rights senior to Class A Common Stock, (b) alterations of rights or terms of the Class A or Class B Common Stock as set forth in the Articles of Organization of the Company, (c) certain other amendments of the Articles of Organization of the Company, (d) certain mergers or consolidations with, or acquisitions of, other entities, and (e) sales or dispositions of any significant portion of the Company’s assets.

Class B Common Stock

At December 27, 2025, the Company had 4,200,000 authorized shares of Class B Common Stock with a par value of $0.01, of which 2,068,000 shares were issued and outstanding. The Class B Common Stock has full voting rights, including the right to (1) elect a majority of the members of the Company’s Board of Directors and (2) approve all (a) amendments to the Company’s Articles of Organization, (b) mergers or consolidations with, or acquisitions of, other entities, (c) sales or dispositions of any significant portion of the Company’s assets and, (d) equity-based and other executive compensation, and other significant corporate matters, such as approval of the Company’s independent registered public accounting firm. The Company’s Class B Common Stock is not listed for trading. Each share of Class B Common Stock is freely convertible into one share of Class A Common Stock, upon request of any Class B holder.

As of February 20, 2026, C. James Koch, the Company’s Chairman and Chief Executive Officer, was the direct holder of record of all of the Company’s issued and outstanding Class B Common Stock.

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

Repurchases of Class A Common Stock

In 1998, the Company began a share repurchase program. Under this program, the Company's Board of Directors has authorized the repurchase of the Company's Class A Stock. On October 2, 2024, the Board of Directors authorized an increase in the aggregate expenditure limit for the Company’s stock repurchase program by $400.0 million, increasing the limit from $1.2 billion to $1.6 billion. The Board of Directors did not specify a date upon which the total authorization would expire and, in the future, can further increase the authorized amount. As of December 27, 2025, the Company had repurchased a cumulative total of approximately 15.8 million shares of its Class A Common Stock for an aggregate purchase price of approximately $1.37 billion and had approximately $228.4 million remaining on the $1.6 billion stock repurchase expenditure limit set by the Board of Directors.

During fiscal year 2025, the Company repurchased and subsequently retired 896,521 shares of its Class A Common Stock for an aggregate purchase price of $199.2 million. Additionally, the Company repurchased 1,399 shares of its Class A Common Stock for repurchases of unvested investment shares issued under the Investment Share Program of the Company’s Employee Equity Incentive Plan, as illustrated in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands)
December 29, 2024 - February 1, 2025	67,075	$265.00	66,968	$409,783
February 2, 2025 - March 1, 2025	65,019	235.84	65,011	394,450
March 2, 2025 - March 29, 2025	69,531	232.87	69,268	378,310
March 30, 2025 - May 3, 2025	79,815	241.65	79,728	359,044
May 4, 2025 - May 31, 2025	63,971	239.62	63,970	343,714
June 1, 2025 - June 28, 2025	73,918	207.69	73,728	328,383
June 29, 2025 - August 2, 2025	96,929	200.07	96,733	309,018
August 3, 2025 - August 30, 2025	73,723	219.18	73,558	292,882
August 31, 2025 - September 27, 2025	65,755	220.54	65,715	278,383
September 28,2025 - November 1, 2025	91,690	220.11	91,617	258,212
November 2, 2025 - November 29, 2025	77,306	198.80	77,038	242,882
November 30, 2025 - December 27, 2025	73,188	198.08	73,187	228,383
Total	897,920	$222.03	896,521	$228,383

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Annual Report on Form 10-K for the year ended December 27, 2025 includes a discussion and analysis of our financial condition and results of operations for the years ended December 28, 2024 and December 30, 2023 in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

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

Results of Operations

Year Ended December 27, 2025 (52 weeks) Compared to Year Ended December 28, 2024 (52 weeks)

	Year Ended (in thousands, except per barrel)
	Dec. 27 2025			Dec. 28 2024			Amount change	% change	Per barrel change	Per barrel % change
Barrels sold		7,140			7,493		(353)	(4.7)%
		Per barrel	% of net revenue		Per barrel	% of net revenue
Net revenue	$1,964,994	$275.21	100.0%	$2,012,926	$268.64	100.0%	$(47,932)	(2.4)%	$6.57	2.4%
Cost of goods	1,012,414	141.79	51.5%	1,119,194	149.36	55.6%	(106,780)	(9.5)%	(7.57)	(5.1)%
Gross profit	952,580	133.41	48.5%	893,732	119.27	44.4%	58,848	6.6%	14.14	11.9%
Advertising, promotional, and selling expenses	609,953	85.43	31.0%	552,033	73.67	27.4%	57,920	10.5%	11.76	16.0%
General and administrative expenses	190,790	26.72	9.7%	189,906	25.34	9.4%	884	0.5%	1.38	5.4%
Impairment of intangible assets	—	—	0.0%	42,584	5.68	2.1%	(42,584)	(100.0)%	(5.68)	(100.0)%
Impairment of brewery assets	6,955	0.97	0.4%	7,184	0.96	0.4%	(229)	(3.2)%	0.01	1.0%
Contract settlement costs	—	0.00	0.0%	26,052	3.48	1.3%	(26,052)	(100.0)%	(3.48)	(100.0)%
Total operating expenses	807,698	113.12	41.1%	817,759	109.14	40.6%	(10,061)	(1.2)%	3.98	3.6%
Operating income	144,882	20.29	7.4%	75,973	10.14	3.8%	68,909	90.7%	10.15	>100%
Other income, net	8,578	1.20	0.4%	11,629	1.55	0.6%	(3,051)	(26.2)%	(0.35)	(22.6)%
Income before income tax provision	153,460	21.49	7.8%	87,602	11.69	4.4%	65,858	75.2%	9.80	83.8%
Income tax provision	44,991	6.30	2.3%	27,907	3.72	1.4%	17,084	61.2%	2.58	69.4%
Net income	$108,469	$15.19	5.5%	$59,695	$7.97	3.0%	$48,774	81.7%	$7.22	90.6%

Net revenue. Net revenue decreased by $47.9 million, or 2.4%, to $1,965.0 million for the year ended December 27, 2025, as compared to $2,012.9 million for the year ended December 28, 2024, primarily due to decreased sales volume impacts of $94.8 million, partially offset by increased pricing of $27.1 million, and favorable product mix of $19.1 million.

Volume. Total shipment volume of 7,140,000 barrels for the year ended December 27, 2025 decreased by 4.7% over 2024 levels of 7,493,000 barrels, primarily due to decreases in Twisted Tea, Truly Hard Seltzer and Samuel Adams brands that were only partially offset by growth in the Company’s Sun Cruiser, Angry Orchard and Dogfish Head brands.

Depletions of the Company’s products for the year ended December 27, 2025 decreased by approximately 4% compared to the prior year.

The Company believes distributor inventory as of December 27, 2025 was at appropriate levels and averaged approximately four weeks on hand which is within the Company’s target wholesaler inventory levels.

Net Revenue per barrel. The net revenue per barrel increased by 2.4% to $275.21 per barrel for the year ended December 27, 2025, as compared to $268.64 per barrel for the year ended December 28, 2024, primarily due to price increases and favorable product mix.

Cost of goods sold. Cost of goods sold was $141.79 per barrel for the fifty-two weeks ended December 27, 2025, as compared to $149.36 per barrel for the fifty-two weeks ended December 28, 2024. The 2025 decrease in cost of goods sold of $7.57 per barrel, or 5.1% was primarily due to contract renegotiations and recipe optimization savings of $37.4 million, or $5.24 per barrel, improved brewery efficiencies of $34.1 million, or $4.78 per barrel, decreases in inventory obsolescence of $10.3 million, or $1.44 per barrel and lower third-party production costs of $9.6 million, or $1.34 per barrel, partially offset by inflationary impacts, including tariffs, of $36.8 million, or $5.15 per barrel.

Inflationary impacts of $36.8 million consist primarily of increased raw material costs of $30.5 million, inclusive of $10.1 million impact from tariffs, and increased internal brewery costs of $6.3 million.

Gross profit. Gross profit was $133.41 per barrel for the year ended December 27, 2025, as compared to $119.27 per barrel for the year ended December 28, 2024. Gross margin was 48.5% for the year ended December 27, 2025, as compared to 44.4% for the year ended December 28, 2024. Gross margin primarily benefited from contract renegotiations and recipe optimization savings, improved brewery efficiencies, price increases and favorable product mix. These benefits were partially offset by increased inflationary and tariff costs.

The Company includes freight charges related to the movement of finished goods from manufacturing locations to Distributor locations in its advertising, promotional and selling expense line item. As such, the Company’s gross margins may not be comparable to other entities that classify costs related to distribution differently.

Advertising, promotional, and selling expenses. Advertising, promotional and selling expenses, increased $57.9 million, or 10.5%, to $610.0 million for the year ended December 27, 2025, as compared to $552.0 million for the year ended December 28, 2024. The increase was primarily driven by higher media spend of $27.0 million, increased local marketing of $10.7 million, higher production and other non‑media costs of $7.6 million, increased point‑of‑sale investments of $5.9 million, increased national promotions of $4.3 million, and higher salaries and benefits of $4.3 million. These increases were partially offset by a $3.0 million reduction in freight costs due to lower volumes.

Advertising, promotional and selling expenses were 31.0% of net revenue, or $85.43 per barrel, for the year ended December 27, 2025, as compared to 27.4% of net revenue, or $73.67 per barrel, for the year ended December 28, 2024. The Company will invest in advertising and promotional campaigns that it believes are effective, but there is no guarantee that such investment will generate sales growth.

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

General and administrative expenses. General and administrative expenses increased by $0.9 million, or 0.5%, to $190.8 million for the year ended December 27, 2025, as compared to $189.9 million for the comparable period in 2024. The increase was primarily due to higher salaries and benefits costs.

Impairment of intangible assets. In fiscal 2025, the Company recorded no impairment charges related to intangible assets. In fiscal 2024, the Company recorded a $42.6 million non‑cash impairment charge ($29.1 million net of tax) primarily related to the Dogfish Head brand, based on the Company’s annual impairment assessment performed as of September 1, 2024. Beginning in the fourth quarter of fiscal 2024, the Company commenced amortization of the remaining Dogfish Head intangible asset over an estimated useful life of 10 years.

Impairment of brewery assets. Impairment of brewery assets of $7.0 million decreased by $0.2 million from the prior fiscal year, due to lower write-offs of equipment at third party and Company-owned production facilities.

Contract settlement costs. The Company did not record any contract settlement costs in fiscal 2025. In fiscal 2024, the Company recorded contract settlement costs of $26 million due to an amendment and restatement in its entirety of an existing production agreement with a third-party supplier, Rauch. This amendment adjusted the existing production agreement to better match the Company’s future capacity requirements and results in increased production flexibility and more favorable termination rights to the Company.

Income tax provision. The Company’s effective tax rate for fiscal 2025 was 29.3% compared to 31.9% in fiscal 2024, primarily due to higher pre-tax net income and a lower negative impact of non-deductible expenses.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are its existing cash balances, cash flows from operating activities and amounts available under its revolving credit facility. The Company’s material cash requirements include working capital needs, satisfaction of contractual commitments, and investment in the Company’s business through capital expenditures.

Cash and cash equivalents increased to $223.4 million as of December 27, 2025 from $211.8 million as of December 28, 2024, primarily reflecting net cash provided by operating activities, partially offset by repurchases of the Company's Class A common stock, and purchases of property, plant, and equipment.

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

Cash provided by operating activities for the year ended December 27, 2025 was $270.2 million and consisted of net income of $108.5 million, non-cash items of $114.7 million, and an inflow of $47.0 million from a net decrease in operating assets and liabilities. The inventory decrease of $23.4 million is primarily due to lower volumes and improved supply chain performance. The accrued expenses and other current liabilities increase of $15.6 million is primarily due to increases in accrued contract manufacturing shortfall fees compared to the prior year. The third-party production prepayments decrease of $7.4 million is due to a full year amortization of these prepayments during 2025, decreasing the prepaid balance from $14.5 million as of December 28, 2024 to $7.1 million as of December 27, 2025.

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

The Company used $54.5 million in investing activities during the year ended December 27, 2025, as compared to $96.3 million during the year ended December 28, 2024. The decrease in investing activity cash outflows is due to a $20.0 million note receivable issued in 2024 and a $21.7 million decrease in capital investments. For both periods, capital investments were made mostly in the Company’s breweries to drive efficiencies and cost reductions.

Cash used in financing activities was $204.1 million during the year ended December 27, 2025, as compared to $239.3 million during the year ended December 28, 2024. The $35.2 million decrease in financing activity cash outflows in 2025 compared to 2024 is primarily due to lower repurchases of the Company's Class A common stock in the current year.

During fiscal year 2025, the Company repurchased and subsequently retired 896,521 shares of its Class A Common Stock for an aggregate purchase price of $199.2 million. As of December 27, 2025, the Company had repurchased a cumulative total of approximately 15.8 million shares of its Class A Common Stock for an aggregate purchase price of approximately $1.37 billion and had approximately $228.4 million remaining on the $1.6 billion stock repurchase expenditure limit set by the Board of Directors.

The Company expects that its cash balance as of December 27, 2025 of $223.4 million and future operating cash flows, along with its $150.0 million credit facility agreement, will be sufficient to fund future cash requirements. Refer to Note K of the Notes to the Consolidated Financial Statements within Part II, Item 8 of this Form 10-K for further details of the terms of the credit facility agreement. As of the date of this filing, the Company was not in violation of any of its covenants to the lender under the credit facility.

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

Provision for Excess or Expired Inventory

The provisions for excess or expired inventory are based on management’s estimates of forecasted usage of inventories on hand. Forecasting usage involves significant judgments regarding future demand for the Company’s various existing products and products under development as well as the potency and shelf-life of various raw material ingredients and finished goods. A significant change in the timing or level of demand for certain products as compared to forecasted amounts may result in recording additional provisions for excess or expired inventory in the future. Provision for excess or expired inventory included in cost of goods sold was $13.7 million, $21.9 million, and $19.3 million in fiscal years 2025, 2024, and 2023 respectively.

Valuation of Property, Plant, and Equipment

The carrying value of property, plant, and equipment, net of accumulated depreciation, at December 27, 2025 was $578.1 million. For purposes of determining whether there are any impairment losses on brewery assets, as further discussed below, management has historically examined the carrying value of the Company’s identifiable long-lived assets, including their useful lives, semi-annually, or more frequently when indicators of impairment are present. Evaluations of whether indicators of impairment exist involve judgments regarding the current and future business environment and the length of time the Company intends to use the asset. If an impairment loss is identified based on the fair value of the asset, as compared to the carrying value of the asset, such loss would be charged to expense in the period the impairment is identified. Furthermore, if the review of the carrying values of the long-lived assets indicates impairment of such assets, the Company may determine that shorter estimated useful lives are more appropriate. In that event, the Company will be required to accelerate depreciation in future periods, which will reduce earnings. Estimating the amount of impairment, if any, requires significant judgments including identification of potential impairments, market comparison to similar assets, estimated cash flows to be generated by the asset, discount rates, the remaining useful life of the asset, and the usefulness of the asset in consideration of future business plans. Impairment charges included in operating expenses related to brewery assets classified as property, plant, and equipment were $6.4 million, $7.2 million, and $5.0 million for fiscal years 2025, 2024, and 2023, respectively. Impairment charges related to brewery assets classified as operating right‑of‑use assets were $0.6 million, $0.0 million, and $0.4 million for fiscal years 2025, 2024, and 2023, respectively.

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

Valuation of Goodwill and Indefinite Lived Intangible Assets

The Company records goodwill and identifiable intangible assets arising from business acquisitions. Intangible assets are classified as either indefinite‑lived or finite‑lived. Goodwill and indefinite‑lived intangible assets are not amortized but are assessed for impairment at least annually, or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. Finite‑lived intangible assets are amortized over their estimated useful lives and evaluated for impairment when indicators are present.

The Company performs its annual goodwill impairment assessment in the third quarter of each fiscal year and evaluates goodwill on an interim basis if triggering events occur. The Company has one reporting unit.

In accordance with ASC 350, the Company may first perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value, or it may elect to perform a quantitative impairment test. When a quantitative test is performed, the estimated fair value of the reporting unit is compared to its carrying value, including goodwill.

Fair value is primarily estimated using an income approach based on discounted cash flow analysis, supplemented by a market approach that considers the Company’s market capitalization and enterprise value. These valuation techniques require significant management judgment, including assumptions related to projected revenues, future cash flows, operating margins, cost of capital, and long‑term growth rates. These assumptions are derived from historical performance, current operating plans, and management’s expectations regarding future economic and competitive conditions.

As of the annual impairment assessments conducted at the end of fiscal August 2025 and 2024, the estimated fair value of the reporting unit substantially exceeded its carrying value, and no goodwill impairment was recorded. Adverse changes in key assumptions or market conditions could result in future impairment charges that could have a material effect on the Company’s financial condition and results of operations.

The Company’s identifiable intangible assets consist primarily of a trademark and customer relationships acquired in connection with the Dogfish Head acquisition. Customer relationships are finite‑lived and are amortized over their estimated useful lives.

From the acquisition date through the annual impairment assessment conducted at the end of fiscal August 2024, the Dogfish Head trademark was classified as an indefinite‑lived intangible asset based on management’s determination that there were no legal, regulatory, contractual, competitive, or economic factors limiting its expected period of benefit. As an indefinite‑lived asset, the trademark was not amortized and was tested annually for impairment.

The Company’s impairment evaluation of the trademark follows ASC 350, under which management may first perform a qualitative assessment or proceed directly to a quantitative impairment test. When a quantitative test is performed, the carrying value of the trademark is compared to its estimated fair value. The fair value of the trademark is determined using an income approach based on the relief‑from‑royalty method.

Estimating the fair value of the trademark requires significant judgment and the use of assumptions related to projected future revenues, market‑based royalty rates, discount rates, and the after‑tax royalty savings attributable to ownership of the trademark. The Company uses third‑party valuation specialists to assist in this assessment. The assumptions applied are consistent with recent performance trends and the Company’s current strategic operating plans, which include reduced revenue expectations for Dogfish Head beer products. These assumptions are sensitive to changes in macroeconomic conditions, industry growth, and competitive dynamics.

Beginning in the fourth quarter of fiscal 2024, management reassessed the expected useful life of the Dogfish Head trademark and concluded that it no longer met the criteria for indefinite‑lived classification due to changes in qualitative factors affecting the expected period of economic benefit. As a result, the trademark was reclassified as a finite‑lived intangible asset.

Effective in the fourth quarter of fiscal 2024, the Company began amortizing the trademark’s remaining carrying value of $14.4 million over an estimated useful life of 10 years on a straight‑line basis. This change in estimated useful life was accounted for prospectively.

Revenue Recognition and Classification of Customer Programs and Incentives

The Company recognizes revenue when obligations under the terms of a contract with its customer are satisfied; generally, this occurs with the transfer of control of its products. Revenue is measured as the amount of consideration expected to be received in exchange for transferring products. If the conditions for revenue recognition are not met, the Company defers the revenue until all conditions are met. As of December 27, 2025 and December 28, 2024, the Company had deferred revenue of $13.3 million and $11.3 million, respectively, related to product shipped prior to these dates for which the criteria to recognize revenue was not met as of these dates. These amounts are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

The Company is committed to maintaining the freshness of its products in the market. In certain circumstances and with the Company’s approval, the Company accepts and destroys or offers credits for stale beer that is returned or destroyed by Distributors. The Company generally credits approximately fifty percent of the distributor’s cost of beer that has passed its freshness expiration date when it is returned to the Company or destroyed. The Company reduces revenue and establishes an accrual based upon both historical returns, which is applied to an estimated lag time for receipt of product, and knowledge of specific return transactions. Estimating this reserve involves significant judgments and estimates, including comparability of historical return trends to future trends, lag time from date of sale to date of return, and product mix of returns. Stale beer expense is reflected in the accompanying financial statements as a reduction of revenue. Historically, the cost of actual stale beer returns has been in line with established reserves; however, the cost could differ materially from the reserves which would impact revenue. As of December 27, 2025, and December 28, 2024, the stale beer reserve was $4.9 million and $6.1 million, respectively. These amounts are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

Customer programs and incentives are a common practice in the alcohol beverage industry. Amounts paid in connection with customer programs and incentives are recorded as reductions to net revenue or as advertising, promotional and selling expenses, based on the nature of the expenditure. Customer incentives and other payments made to Distributors are primarily based upon the performance of certain marketing and advertising activities. Depending on applicable state laws and regulations, these activities promoting the Company’s products may include, but are not limited to, discounts, point-of-sale and merchandise placement, samples, product displays, promotional programs at retail locations and meals, travel and entertainment. Amounts paid to customers in connection with these programs that were recorded as reductions to net revenue or as advertising, promotional and selling expenses totaled $123.1 million, $112.3 million and $106.4 million in fiscal years 2025, 2024, and 2023, respectively. Estimates are based on historical and projected experience for each type of program or customer and have historically been in line with actual costs incurred.

Customer promotional discount programs are entered into with Distributors for certain periods of time. Amounts paid to Distributors in connection with these programs in fiscal years 2025, 2024, and 2023 were $65.2 million, $61.0 million and $62.6 million, respectively. The reimbursements for discounts to Distributors are recorded as reductions to net revenue. The agreed-upon discount rates are applied to certain Distributors’ sales to retailers, based on volume metrics, in order to determine the total discounted amount. The computation of the discount allowance requires that management make certain estimates and assumptions that affect the timing and amounts of revenue and liabilities recorded. Actual promotional discounts owed and paid have historically been in line with allowances recorded by the Company; however, the amounts could differ from the estimated allowances.

Customer incentives and other payments are made primarily to Distributors based upon the performance of certain marketing and advertising activities. Depending on applicable state laws and regulations, these activities promoting the Company’s products may include, but are not limited to, discounts, point-of-sale and merchandise placement, samples, product displays, promotional programs at retail locations and meals, travel and entertainment. Amounts paid to customers in connection with these programs in fiscal years 2025, 2024, and 2023 were $57.9 million, $51.3 million and $43.8 million, respectively. In fiscal years 2025, 2024, and 2023, the Company recorded certain of these costs in the total amount of $38.4 million, $32.2 million and $31.4 million, respectively as reductions to net revenue. Costs recognized in net revenues include, but are not limited to, promotional discounts, sales incentives and certain other promotional activities. Costs recognized in advertising, promotional and selling expenses include point of sale materials, samples and media advertising expenditures in local markets. These costs are recorded as incurred, generally when invoices are received; however certain estimates are required at the period end. Estimates are based on historical and projected experience for each type of program or customer and have historically been in line with actual costs incurred.

In connection with its preparation of financial statements and other financial reporting, management is required to make certain estimates and assumptions regarding the amount, timing and classification of expenditures resulting from these activities. Actual expenditures incurred could differ from management’s estimates and assumptions.

Stock-Based Compensation

The Company accounts for share-based awards in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”), which generally requires recognition of share-based compensation costs in financial statements based on fair value. Compensation cost is recognized over the period during which an employee is required to provide services in exchange for the award (the requisite service period). The amount of compensation cost recognized in the consolidated statements of comprehensive income is based on the awards ultimately expected to vest, and therefore, reduced for estimated forfeitures. Stock-based compensation was $21.8 million, $19.0 million and $17.0 million in fiscal years 2025, 2024, and 2023, respectively.

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

The Beyond beer and Traditional beer categories within the United States are highly competitive due to large domestic and international brewers and the large number of craft brewers in this category who distribute similar products that have similar pricing and target drinkers. The Company believes that its pricing is appropriate given the quality and reputation of its brands, while realizing that economic pricing pressures may affect future pricing levels. Large domestic and international brewers are able to compete more aggressively than the Company, as they have substantially greater resources, marketing strength and distribution networks than the Company. The Company also increasingly competes with wine, spirits and other beverage companies, some of which have significantly greater resources than the Company. This competitive environment may affect the Company’s overall performance within the Beyond beer and Traditional beer categories. As the market continues to consolidate, the Company believes that companies that are well-positioned in terms of brand equity, marketing and distribution will have greater success than those who do not. With its over 300 Distributors nationwide and the Company’s sales force of over 550 people, as well as a commitment to maintaining its innovation capability, brand equity and quality, the Company believes it is well positioned to compete in the Beyond beer and Traditional beer categories.

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

The interest rate for borrowings under the Company’s credit facility is based on the applicable secured overnight financing rate ("SOFR") plus 1.1%, and therefore, subjects the Company to fluctuations in such rates. At December 27, 2025, the applicable SOFR was 3.76%. As of December 27, 2025, the Company had no amounts outstanding under its current line of credit.

Sensitivity Analysis

The Company applies a sensitivity analysis to reflect the impact of a 10% hypothetical adverse change in the foreign currency exchange rates. A potential adverse fluctuation in foreign currency exchange rates could negatively impact future cash flows by approximately $2.3 million as of December 27, 2025.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of The Boston Beer Company, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Boston Beer Company, Inc. and subsidiaries (the "Company") as of December 27, 2025 and December 28, 2024, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 27, 2025, and the related notes (collectively referred to as “the financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 27, 2025 and December 28, 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 27, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 27, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Reserve for Excess or Expired Inventory – Refer to Notes B, D, and S to the financial statements

Critical Audit Matter Description

Inventories are valued at the lower of cost or net realizable value. The inventory balance is recorded net of a reserve for excess or expired inventory. The Company’s reserve for excess or expired inventory as of December 27, 2025 was $11.1 million. If the Company’s estimate results in inventory that is in excess of future demand, an allowance is recorded to reduce the net inventory on hand balance through a charge to cost of goods sold. The determination of the amount of excess or expired inventory requires management to make significant estimates and assumptions related to forecasts of future demand for the Company’s products.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the reserve for excess or expired inventory, included the following, among others:

• We tested the effectiveness of controls over the reserve for excess or expired inventory, including controls over the significant inputs, including the forecasted future demand, used in management’s estimate.

• We obtained an understanding of the process and assumptions used by management to determine the reserve for excess or expired inventory.

• We evaluated the appropriateness of specific inputs supporting management’s estimate, including the forecasted future demand, for the Company’s products.

• We tested a sample of inventory items to determine if the reserve for excess or expired inventory was reasonable through evaluation of historical demand, recent trends and market information about future trends.

• We performed a retrospective review of management’s prior year inventory excess or expired reserve.

• We tested the mathematical accuracy of the Company’s inventory excess or expired reserve calculation.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

February 24, 2026

We have served as the Company’s auditor since 2015.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

	Year Ended
	December 27, 2025	December 28, 2024	December 30, 2023

Revenue	$2,087,251	$2,137,802	$2,133,292
Less excise taxes	122,257	124,876	124,667
Net revenue	1,964,994	2,012,926	2,008,625
Cost of goods sold	1,012,414	1,119,194	1,156,256
Gross profit	952,580	893,732	852,369
Operating expenses:
Advertising, promotional, and selling expenses	609,953	552,033	555,998
General and administrative expenses	190,790	189,906	174,548
Impairment of intangible assets	—	42,584	16,426
Impairment of brewery assets	6,955	7,184	5,396
Contract settlement costs	—	26,052	—
Total operating expenses	807,698	817,759	752,368
Operating income	144,882	75,973	100,001
Other income, net:
Interest income, net	9,939	13,249	10,995
Other expense, net	(1,361)	(1,620)	(1,408)
Total other income, net	8,578	11,629	9,587
Income before income tax provision	153,460	87,602	109,588
Income tax provision	44,991	27,907	33,338
Net income	$108,469	$59,695	$76,250
Net income per common share - basic	$9.90	$5.07	$6.23
Net income per common share - diluted	$9.89	$5.06	$6.21
Weighted-average number of common shares - basic	10,960	11,774	12,243
Weighted-average number of common shares - diluted	10,937	11,766	12,258
Net income	$108,469	$59,695	$76,250
Other comprehensive (loss) income:
Foreign currency translation adjustment	347	(715)	166
Defined benefit plans liability adjustment	(31)	76	(13)
Total other comprehensive (loss) income, net of tax	316	(639)	153
Comprehensive income	$108,785	$59,056	$76,403

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 27, 2025	December 28, 2024

Assets
Current Assets:
Cash and cash equivalents	$223,378	$211,819
Accounts receivable	57,094	61,423
Inventories	92,532	117,159
Prepaid expenses and other current assets	20,316	20,209
Income tax receivable	24,259	6,681
Total current assets	417,579	417,291
Property, plant, and equipment, net	578,125	616,242
Operating right-of-use assets	30,229	27,837
Goodwill	112,529	112,529
Intangible assets	14,753	16,446
Third-party production prepayments	7,099	14,473
Note receivable	11,218	16,738
Other assets	22,063	28,462
Total assets	$1,193,595	$1,250,018
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$94,975	$87,276
Accrued expenses and other current liabilities	144,797	138,618
Current operating lease liabilities	12,762	5,735
Total current liabilities	252,534	231,629
Deferred income taxes, net	64,785	65,803
Non-current operating lease liabilities	25,111	30,205
Other liabilities	4,885	6,194
Total liabilities	347,315	333,831
Commitments and Contingencies (See Note M)
Stockholders' Equity:
Class A Common Stock, $0.01 par value; 22,700,000 shares authorized; 8,408,458 and 9,263,198 issued and outstanding as of December 27, 2025 and December 28, 2024, respectively	84	93
Class B Common Stock, $0.01 par value; 4,200,000 shares authorized; 2,068,000 issued and outstanding at December 27, 2025 and December 28, 2024	21	21
Additional paid-in capital	698,811	676,454
Accumulated other comprehensive loss	(380)	(696)
Retained earnings	147,744	240,315
Total stockholders' equity	846,280	916,187
Total liabilities and stockholders' equity	$1,193,595	$1,250,018

The accompanying notes are an integral part of these consolidated financial statements

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 27, 2025, December 28, 2024, and December 30, 2023

(in thousands)

		Class A				Accumulated
	Class A	Common	Class B	Class B	Additional	Other		Total
	Common	Stock,	Common	Common	Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Par	Shares	Stock, Par	Capital	Loss	Earnings	Equity
Balance at December 31, 2022	10,238	$102	2,068	$21	$629,515	$(210)	$439,121	$1,068,549
Net income							76,250	76,250
Repurchase and retirement of Class A Common Stock	(276)	(2)	—	—			(93,803)	(93,805)
Stock options exercised and restricted shares activities	71	—	—	—	9,811			9,811
Stock-based compensation expense					16,971			16,971
Defined benefit plans liability adjustment, net of tax of $1						(13)		(13)
Foreign currency translation adjustment						166		166
Balance at December 30, 2023	10,033	$100	2,068	$21	$656,297	$(57)	$421,568	$1,077,929
Net income							59,695	59,695
Repurchase and retirement of Class A Common Stock	(803)	(7)	—	—			(240,948)	(240,955)
Stock options exercised and restricted shares activities	33	0	—	—	1,203			1,203
Stock-based compensation expense					18,954			18,954
Defined benefit plans liability adjustment, net of tax of $1						76		76
Foreign currency translation adjustment						(715)		(715)
Balance at December 28, 2024	9,263	$93	2,068	$21	$676,454	$(696)	$240,315	$916,187
Net income							108,469	108,469
Repurchase and retirement of Class A Common Stock	(897)	(9)	—	—			(201,040)	(201,049)
Stock options exercised and restricted shares activities	42	0	—	—	603			603
Stock-based compensation expense					21,754			21,754
Defined benefit plans liability adjustment, net of tax of $1						(31)		(31)
Foreign currency translation adjustment						347		347
Balance at December 27, 2025	8,408	$84	2,068	$21	$698,811	$(380)	$147,744	$846,280

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	December 27, 2025	December 28, 2024	December 30, 2023
Cash flows provided by operating activities:
Net income	$108,469	$59,695	$76,250
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	90,438	93,992	88,141
Impairment of intangible assets	—	42,584	16,426
Impairment of brewery assets	6,955	7,184	5,396
Change in right-of-use assets	(2,940)	7,722	7,678
Stock-based compensation expense	21,754	18,954	16,971
Deferred income taxes	(1,018)	(19,918)	(10,871)
Other non-cash (income) expense	(523)	(237)	224
Changes in operating assets and liabilities:
Accounts receivable	4,352	5,548	(10,340)
Inventories	23,405	6,907	31,500
Prepaid expenses, income tax receivable, and other current assets	(18,496)	(4,660)	13,979
Third-party production prepayments	7,374	19,108	27,758
Other assets	7,620	6,156	(5,849)
Accounts payable	5,227	2,602	2,763
Accrued expenses, other current liabilities, and other liabilities	15,607	12,320	13,884
Operating lease liabilities	1,934	(9,065)	(8,759)
Net cash provided by operating activities	270,158	248,892	265,151
Cash flows used in investing activities:
Purchases of property, plant, and equipment	(54,563)	(76,277)	(64,087)
Proceeds from sale of property, plant, and equipment	47	23	1,709
Cash paid for note receivable	—	(20,000)	—
Net cash used in investing activities	(54,516)	(96,254)	(62,378)
Cash flows used in financing activities:
Repurchases and retirement of Class A common stock	(202,424)	(238,614)	(92,877)
Proceeds from exercise of stock options and sale of investment shares	2,513	3,597	11,723
Net cash paid on finance leases and notes payable	(1,728)	(1,886)	(1,575)
Payment of tax withholding on stock-based payment awards and investment shares	(2,444)	(2,407)	(2,113)
Net cash used in financing activities	(204,083)	(239,310)	(84,842)
Change in cash and cash equivalents	11,559	(86,672)	117,931
Cash and cash equivalents at beginning of period	211,819	298,491	180,560
Cash and cash equivalents at end of period	$223,378	$211,819	$298,491
Supplemental disclosure of cash flow information:
Income tax payments, net	$(63,424)	$(52,028)	$(35,728)
Cash paid for amounts included in measurement of lease liabilities
Operating cash outflows from operating leases	$13,288	$10,496	$10,483
Operating cash outflows from finance leases	$122	$222	$138
Financing cash outflows from finance leases	$1,728	$1,886	$1,575
Right-of-use-assets obtained in exchange for operating lease obligations	$13,630	$-	$(107)
Right-of-use-assets obtained in exchange for finance lease obligations	$-	$2,017	$2,825
Increase (decrease) in accounts payable and accrued expenses for purchases of property, plant, and equipment	$2,473	$(3,998)	$1,107
Non-cash financing activity – (decrease) increase in accrued excise taxes on share repurchases	$(399)	$1,364	$929
Non-cash investing activity - reduction in accrued expenses, notes receivable and related interest receivable	$6,786	$2,423	$-

The accompanying notes are an integral part of these consolidated financial statements.

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 27, 2025

A. Organization and Basis of Presentation

The Boston Beer Company, Inc. and certain subsidiaries (the “Company”) are engaged in the business of selling alcohol beverages throughout the United States and in selected international markets, under the trade names “The Boston Beer Company®”, “Twisted Tea Brewing Company®”, “Hard Seltzer Beverage Company”, “Angry Orchard® Cider Company”, “Dogfish Head® Craft Brewery”, “Dogfish Head Distilling Co.”, “Angel City® Brewing Company”, “Coney Island® Brewing Company”, "Green Rebel Brewing Co.", “TeaPot Worldwide”, “Sun Cruiser Beverage Co.","American Fermentation Company LLC", and "Sinless Spirits Company"..

B. Summary of Significant Accounting Policies

Fiscal Year

The Company’s fiscal year is a fifty-two or fifty-three-week period ending on the last Saturday in December. The 2025, 2024 and 2023 fiscal years consisted of fifty-two weeks.

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

Cash and Cash Equivalents

Cash and cash equivalents at December 27, 2025 and December 28, 2024 included cash on-hand and money market instruments that are highly liquid investments. Cash and cash equivalents are carried at cost, which approximates fair value.

Accounts Receivable and Allowance for Credit Losses

The Company’s accounts receivable primarily consist of trade receivables. The Company records an allowance for credit losses that is based on historical trends, customer knowledge, any known disputes, and the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Receivables are written off against the allowance after all attempts to collect a receivable have failed. The Company believes its allowances for credit losses as of December 27, 2025 and December 28, 2024 are adequate, but actual losses could exceed the recorded allowance.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, and trade receivables. The Company places its cash equivalents with high credit quality financial institutions. As of December 27, 2025 and December 28, 2024, the Company’s cash and cash equivalents were primarily invested in a “Triple A” rated money market fund.

The Company sells primarily to a network of independent wholesalers in the United States and to a network of foreign wholesalers, importers or other agencies (collectively referred to as “Distributors”). In 2025, 2024, and 2023, sales to foreign Distributors were approximately 5%, 5%, 4%, respectively of total sales. Receivables arising from the Company's sales are not collateralized; however, credit risk is minimized as a result of the large and diverse nature of the Company’s customer base. There were no individual customer accounts receivable balances outstanding at December 27, 2025 or December 28, 2024 that were in excess of 10% of the gross accounts receivable balance on those dates. No individual customers represented more than 10% of the Company’s revenues in fiscal years 2025, 2024, or 2023.

Financial Instruments and Fair Value of Financial Instruments

The Company’s primary financial instruments at December 27, 2025 and December 28, 2024 consisted of cash equivalents, accounts receivable, and accounts payable. The Company determines the fair value of its financial assets and liabilities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”). The Company believes that the carrying amount of its cash equivalents, accounts receivable, and accounts payable approximates fair value due to the short-term nature of these assets and liabilities. The Company is not exposed to significant interest, currency or credit risks arising from these financial assets and liabilities.

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

The provisions for excess or expired inventory are based on management’s estimates of forecasted usage of inventories on hand. Forecasting usage involves significant judgments regarding future demand for the Company’s various existing products and products under development as well as the potency and shelf-life of various raw material ingredients and finished goods. A significant change in the timing or level of demand for certain products as compared to forecasted amounts may result in recording additional provisions for excess or expired inventory in the future. Provision for excess or expired inventory included in cost of goods sold was $13.7 million, $21.9 million, and $19.3 million in fiscal years 2025, 2024, and 2023 respectively.

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

For purposes of determining whether there are any impairment losses on brewery assets, as further discussed below, management has historically examined the carrying value of the Company’s identifiable long-lived assets, including their useful lives, semi-annually, or more frequently when indicators of impairment are present. Evaluations of whether indicators of impairment exist involve judgments regarding the current and future business environment and the length of time the Company intends to use the asset. If an impairment loss is identified based on the fair value of the asset, as compared to the carrying value of the asset, such loss would be charged to expense in the period the impairment is identified. Furthermore, if the review of the carrying values of the long-lived assets indicates impairment of such assets, the Company may determine that shorter estimated useful lives are more appropriate. In that event, the Company will be required to accelerate depreciation in future periods, which will reduce earnings. Estimating the amount of impairment, if any, requires significant judgments including identification of potential impairments, market comparison to similar assets, estimated cash flows to be generated by the asset, discount rates, the remaining useful life of the asset, and the usefulness of the asset in consideration of future business plans. Impairment charges included in operating expenses related to brewery assets classified as property, plant, and equipment were $6.4 million, $7.2 million, and $5.0 million for fiscal years 2025, 2024, and 2023, respectively. Impairment charges related to brewery assets classified as operating right‑of‑use assets were $0.6 million, $0.0 million, and $0.4 million for fiscal years 2025, 2024, and 2023, respectively.

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

Goodwill and Intangible Assets

The Company records goodwill and identifiable intangible assets arising from business acquisitions. Intangible assets are classified as either indefinite‑lived or finite‑lived. Goodwill and indefinite‑lived intangible assets are not amortized but are assessed for impairment at least annually, or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. Finite‑lived intangible assets are amortized over their estimated useful lives and evaluated for impairment when indicators are present.

The Company performs its annual goodwill impairment assessment in the third quarter of each fiscal year and evaluates goodwill on an interim basis if triggering events occur. The Company has one reporting unit.

In accordance with ASC 350, the Company may first perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value, or it may elect to perform a quantitative impairment test. When a quantitative test is performed, the estimated fair value of the reporting unit is compared to its carrying value, including goodwill.

Fair value is primarily estimated using an income approach based on discounted cash flow analysis, supplemented by a market approach that considers the Company’s market capitalization and enterprise value. These valuation techniques require significant management judgment, including assumptions related to projected revenues, future cash flows, operating margins, cost of capital, and long‑term growth rates. These assumptions are derived from historical performance, current operating plans, and management’s expectations regarding future economic and competitive conditions.

As of the annual impairment assessments conducted at the end of fiscal August 2025 and 2024, the estimated fair value of the reporting unit substantially exceeded its carrying value, and no goodwill impairment was recorded. Adverse changes in key assumptions or market conditions could result in future impairment charges that could have a material effect on the Company’s financial condition and results of operations.

The Company’s identifiable intangible assets consist primarily of a trademark and customer relationships acquired in connection with the Dogfish Head acquisition. Customer relationships are finite‑lived and are amortized over their estimated useful lives.

From the acquisition date through the annual impairment assessment conducted at the end of fiscal August 2024, the Dogfish Head trademark was classified as an indefinite‑lived intangible asset based on management’s determination that there were no legal, regulatory, contractual, competitive, or economic factors limiting its expected period of benefit. As an indefinite‑lived asset, the trademark was not amortized and was tested annually for impairment.

The Company’s impairment evaluation of the trademark follows ASC 350, under which management may first perform a qualitative assessment or proceed directly to a quantitative impairment test. When a quantitative test is performed, the carrying value of the trademark is compared to its estimated fair value. The fair value of the trademark is determined using an income approach based on the relief‑from‑royalty method.

Estimating the fair value of the trademark requires significant judgment and the use of assumptions related to projected future revenues, market‑based royalty rates, discount rates, and the after‑tax royalty savings attributable to ownership of the trademark. The Company uses third‑party valuation specialists to assist in this assessment. The assumptions applied are consistent with recent performance trends and the Company’s current strategic operating plans, which include reduced revenue expectations for Dogfish Head beer products. These assumptions are sensitive to changes in macroeconomic conditions, industry growth, and competitive dynamics.

Beginning in the fourth quarter of fiscal 2024, management reassessed the expected useful life of the Dogfish Head trademark and concluded that it no longer met the criteria for indefinite‑lived classification due to changes in qualitative factors affecting the expected period of economic benefit. As a result, the trademark was reclassified as a finite‑lived intangible asset.

Effective in the fourth quarter of fiscal 2024, the Company began amortizing the trademark’s remaining carrying value of $14.4 million over an estimated useful life of 10 years on a straight‑line basis. This change in estimated useful life was accounted for prospectively.

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

The Company has experienced some loss of kegs and pallets and anticipates that some loss will occur in future periods due to the significant volume of kegs and pallets handled by each Distributor and retailer, the homogeneous nature of kegs and pallets owned by most brewers, and the relatively small deposit collected for each keg when compared with its market value. The Company believes that this is an industry-wide issue and that the Company’s loss experience is not atypical. The Company believes that the loss of kegs and pallets, after considering the forfeiture of related deposits, has not been material to the financial statements. The Company uses internal records, records maintained by Distributors, records maintained by other third-party vendors and historical information to estimate the physical count of kegs and pallets held by Distributors. These estimates affect the amount recorded as property, plant and equipment and current liabilities as of the date of the financial statements. The actual liability for refundable deposits could differ from these estimates. For the year ended December 27, 2025, the Company decreased its liability for refundable deposits, and decreased its gross property, plant, and equipment and related accumulated depreciation by $1.7 million, $5.5 million and $5.5 million, respectively. For the year ended December 28, 2024, the Company increased its liability for refundable deposits, and decreased its gross property, plant, and equipment and related accumulated depreciation by $1.8 million, $2.3 million and $2.2 million, respectively. As of December 27, 2025, and December 28, 2024, the Company’s balance sheet includes $13.5 million and $15.1 million, respectively, in refundable deposits on kegs and pallets and $2.1 million and $2.8 million, respectively, in kegs, net of accumulated depreciation.

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

The Organization for Economic Co-operation and Development/G20 Inclusive Framework on Base Erosion and Profit Shifting has introduced rules to establish a global minimum tax rate of 15%, commonly referred to as the Pillar Two rules. Numerous foreign countries have enacted legislation to implement the Pillar Two rules, effective beginning in 2024, or are expected to enact similar legislation. The Company is currently evaluating the potential impacts that Pillar Two may have on future periods and will continue to monitor the implementation of the Pillar Two rules in the jurisdictions in which it operates. The Company meets the transitional safe harbor for the period ended December 27, 2025.

Revenue Recognition and Classification of Customer Programs and Incentives

During fiscal years 2025, 2024, and 2023 approximately 93%, 94%, and 94%, respectively, of the Company’s revenue was from shipments of its products to domestic Distributors and 5%, 5%, 4% from shipments to international Distributors, primarily located in Canada. Approximately 2%, 1%, and 2% of the Company’s revenue was from retail beer, cider, food and merchandise sales at the Company’s retail locations during fiscal years 2025, 2024, and 2023, respectively.

The Company recognizes revenue when obligations under the terms of a contract with its customer are satisfied; generally, this occurs with the transfer of control of its products. Revenue is measured as the amount of consideration expected to be received in exchange for transferring products. If the conditions for revenue recognition are not met, the Company defers the revenue until all conditions are met. As of December 27, 2025 and December 28, 2024, the Company had deferred revenue of $13.3 million and $11.3 million, respectively, related to product shipped prior to these dates for which the criteria to recognize revenue was not met as of these dates. These amounts are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

The Company is committed to maintaining the freshness of its products in the market. In certain circumstances and with the Company’s approval, the Company accepts and destroys or offers credits for stale beer that is returned or destroyed by Distributors. The Company generally credits approximately fifty percent of the distributor’s cost of beer that has passed its freshness expiration date when it is returned to the Company or destroyed. The Company reduces revenue and establishes an accrual based upon both historical returns, which is applied to an estimated lag time for receipt of product, and knowledge of specific return transactions. Estimating this reserve involves significant judgments and estimates, including comparability of historical return trends to future trends, lag time from date of sale to date of return, and product mix of returns. Stale beer expense is reflected in the accompanying financial statements as a reduction of revenue. Historically, the cost of actual stale beer returns has been in line with established reserves; however, the cost could differ materially from the reserves which would impact revenue. As of December 27, 2025, and December 28, 2024, the stale beer reserve was $4.9 million and $6.1 million, respectively. These amounts are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets. Provision for stale beer recorded as reductions to revenue totaled $6.1 million, $5.3 million, and $18.8 million in fiscal years 2025, 2024, and 2023 respectively.

Customer programs and incentives are a common practice in the alcohol beverage industry. Amounts paid in connection with customer programs and incentives are recorded as reductions to net revenue or as advertising, promotional and selling expenses, based on the nature of the expenditure. Customer incentives and other payments made to Distributors are primarily based upon the performance of certain marketing and advertising activities. Depending on applicable state laws and regulations, these activities promoting the Company’s products may include, but are not limited to, discounts, point-of-sale and merchandise placement, samples, product displays, promotional programs at retail locations and meals, travel and entertainment. Amounts paid to customers in connection with these programs that were recorded as reductions to net revenue or as advertising, promotional and selling expenses totaled $123.1 million, $112.3 million and $106.4 million in fiscal years 2025, 2024, and 2023, respectively. Estimates are based on historical and projected experience for each type of program or customer and have historically been in line with actual costs incurred.

Customer promotional discount programs are entered into with Distributors for certain periods of time. Amounts paid to Distributors in connection with these programs in fiscal years 2025, 2024, and 2023 were $65.2 million, $61.0 million and $62.6 million, respectively. The reimbursements for discounts to Distributors are recorded as reductions to net revenue. The agreed-upon discount rates are applied to certain Distributors’ sales to retailers, based on volume metrics, in order to determine the total discounted amount. The computation of the discount allowance requires that management make certain estimates and assumptions that affect the timing and amounts of revenue and liabilities recorded. Actual promotional discounts owed and paid have historically been in line with allowances recorded by the Company; however, the amounts could differ from the estimated allowances.

Customer incentives and other payments are made primarily to Distributors based upon the performance of certain marketing and advertising activities. Depending on applicable state laws and regulations, these activities promoting the Company’s products may include, but are not limited to discounts, point-of-sale and merchandise placement, samples, product displays, promotional programs at retail locations and meals, travel and entertainment. Amounts paid to customers in connection with these programs in fiscal years 2025, 2024, and 2023 were $57.9 million, $51.3 million and $43.8 million, respectively. In fiscal years 2025, 2024, and 2023, the Company recorded certain of these costs in the total amount of $38.4 million, $32.2 million and $31.4 million, respectively, as reductions to net revenue. Costs recognized in net revenues include, but are not limited to, promotional discounts, sales incentives and certain other promotional activities. Costs recognized in advertising, promotional and selling expenses include point of sale materials, samples and media advertising expenditures in local markets. These costs are recorded as incurred, generally when invoices are received; however certain estimates are required at the period end. Estimates are based on historical and projected experience for each type of program or customer and have historically been in line with actual costs incurred.

In connection with its preparation of financial statements and other financial reporting, management is required to make certain estimates and assumptions regarding the amount, timing and classification of expenditures resulting from these activities. Actual expenditures incurred could differ from management’s estimates and assumptions.

Excise Taxes

The Company is responsible for compliance with the Alcohol and Tobacco Tax and Trade Bureau (the “TTB”) regulations, including making timely and accurate excise tax payments. The Company is subject to periodic compliance audits by the TTB. Individual states also impose excise taxes on alcohol beverages in varying amounts. The Company calculates its excise tax expense based upon units shipped and on its understanding of the applicable excise tax laws.

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

Shipping Costs

Costs incurred for the shipping of products to customers are included in advertising, promotional and selling expenses in the accompanying consolidated statements of comprehensive income. The Company incurred shipping costs of $101.1 million, $104.1 million, and $114.7 million in fiscal years 2025, 2024, and 2023, respectively.

Advertising, Promotional, and Selling Expenses

The following expenses are included in advertising, promotional and selling expenses in the accompanying consolidated statements of comprehensive income: media advertising and production costs, sales and brand related expenses, sales and brand salary and benefit expenses, stock compensation, meals, travel and entertainment expenses, promotional activity expenses, shipping costs related to shipments of finished goods from manufacturing locations to distributor locations and point-of-sale items. Total advertising and sales promotional expenditures of $286.2 million, $240.9 million, and $233.5 million were included in advertising, promotional and selling expenses in the accompanying consolidated statements of comprehensive income for fiscal years 2025, 2024, and 2023, respectively.

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

Stock-Based Compensation

The Company accounts for share-based awards in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”), which generally requires recognition of share-based compensation costs in financial statements based on fair value. Compensation cost is recognized over the period during which an employee is required to provide services in exchange for the award (the requisite service period). The amount of compensation cost recognized in the consolidated statements of comprehensive income is based on the awards ultimately expected to vest, and therefore, reduced for estimated forfeitures. Stock-based compensation was $21.8 million, $19.0 million and $17.0 million in fiscal years 2025, 2024, and 2023, respectively.

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

In November 2023, the FASB issued ASU 2023-07—Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU was issued to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This ASU applies to all public entities that are required to report segment information in accordance with Topic 280, Segment Reporting. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 for the fiscal year ending December 28, 2024. See Note T for further discussion of the Company's segment reporting.

In December 2023, the FASB issued ASU 2023-09—Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU was issued to address investor requests for more transparency about income tax information through improvements to income tax disclosure primarily related to the rate reconciliation and income taxes paid information, and to improve the effectiveness of income tax disclosures. This ASU is effective for public entities for annual periods beginning after December 15, 2024. The Company prospectively adopted ASU 2023-09 for the fiscal year ending December 27, 2025. See Note L for details of the Company's income tax disclosure.

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

In July 2025, the FASB issued ASU 2025‑05—Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The ASU provides a practical expedient intended to simplify the estimation of expected credit losses for current accounts receivable and contract assets arising under Topic 606. It is effective for annual and interim periods beginning after December 15, 2025, with early adoption permitted. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11—Interim Reporting (Topic 270): Narrow-Scope Improvements. This ASU was issued to improve the navigability of the interim reporting guidance and to clarify when and how the interim disclosure requirements in Topic 270 apply. The amendments also introduce a disclosure principle requiring entities to disclose events and changes since the end of the most recent annual reporting period that have a material impact on the entity. The ASU does not change the fundamental nature of interim reporting or significantly expand or reduce existing interim disclosure requirements. ASU 2025-11 is effective for public entities for interim reporting periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements.

D. Inventories

Inventories consisted of the following as of:

	December 27, 2025	December 28, 2024
	(in thousands)
Current inventory:
Raw materials	$37,395	$48,321
Work in process	20,369	18,878
Finished goods	34,768	49,960
Total current inventory	92,532	117,159
Long term inventory	7,298	6,076
Total inventory	$99,830	$123,235

As of December 27, 2025 and December 28, 2024, the Company has recorded inventory obsolescence reserves of $11.1 million and $16.3 million, respectively. The decrease in inventory obsolescence reserves was primarily driven by physical destruction of obsolete inventory.

E. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of:

	December 27, 2025	December 28, 2024
	(in thousands)
Prepaid advertising, promotional and selling costs	$8,075	$4,678
Prepaid insurance	4,514	4,718
Prepaid software and consulting fees	3,739	3,907
Prepaid taxes	1,171	3,984
Other	2,817	2,922
Total prepaid expenses and other current assets	$20,316	$20,209

F. Property, Plant, and Equipment

Property, plant, and equipment consisted of the following as of:

	December 27, 2025	December 28, 2024
	(in thousands)
Machinery and plant equipment	$834,528	$830,964
Building and building improvements	276,483	256,829
Leasehold improvements	70,559	71,846
Kegs	52,914	58,384
Office equipment and furniture	47,638	44,409
Land	31,000	25,980
Assets under construction	49,152	46,637
Property, plant, and equipment, gross	1,362,274	1,335,049
Less accumulated depreciation	(784,149)	(718,807)
Property, plant, and equipment, net	$578,125	$616,242

The Company recorded depreciation expense related to these assets of $88.8 million, $93.2 million, and $87.9 million, in fiscal years 2025, 2024, and 2023, respectively.

Impairment of Assets

The Company evaluates its assets for impairment when events indicate that an asset or asset group may have suffered impairment. During fiscal years 2025, 2024, and 2023, the Company recorded impairment charges on brewery equipment and other brewery related assets classified as property, plant, and equipment of $6.4 million, $7.2 million, and $5.0 million, respectively.

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

	Classification	Leases
		December 27, 2025	December 28, 2024
		(in thousands)
Right-of-use assets
Operating lease assets	Operating right-of-use assets	$30,229	$27,837
Finance lease assets	Property, plant, and equipment, net	1,096	2,818
Lease Liabilities
Current
Operating lease liabilities	Current operating lease liabilities	12,762	5,735
Finance lease liabilities	Accrued expenses and other current liabilities	1,103	1,904
Non-current
Operating lease liabilities	Non-current operating lease liabilities	25,111	30,205
Finance lease liabilities	Other liabilities	8	936

The gross value and accumulated depreciation of ROU assets related to finance leases were as follows at:

	Finance Leases
	December 27, 2025	December 28, 2024
	(in thousands)
Gross value	$5,316	$5,316
Accumulated amortization	(4,220)	(2,498)
Carrying value	$1,096	$2,818

Components of lease cost for the fiscal year-ended are as follows at:

	Fiscal years ended
	December 27, 2025	December 28, 2024	December 30, 2023
	(in thousands)
Operating lease cost:
Amortization of right-of-use assets	$12,122	$9,420	$8,339
Variable lease costs not included in liability	230	561	606
Total operating lease cost	$12,352	$9,981	$8,945
Finance lease cost:
Amortization of right-of-use assets	$1,722	$1,624	$1,568
Interest on lease liabilities	122	222	138
Total finance lease cost	$1,844	$1,846	$1,706

During 2025, 2024 and 2023, the Company recorded right‑of‑use asset impairment charges of $0.6 million, $0.0 million and $0.4 million, respectively, which were included in impairment of brewery assets in the consolidated statements of comprehensive income. In addition, during 2024, the Company recorded losses of $0.2 million on disposals of right‑of‑use assets, included in other expenses, net in the consolidated statements of comprehensive income.

Maturities of lease liabilities as of December 27, 2025 are as follows:

	Operating	Finance	Weighted- Average Remaining Term in Years
	Leases	Leases	Operating Leases	Finance Leases
	(in thousands)
2026	$13,918	$1,133
2027	6,727	8
2028	6,039	—
2029	4,522	—
2030	4,429	—
Thereafter	5,799	—
Total lease payments	41,434	1,141
Less imputed interest (based on 3.5% weighted-average discount rate)	(3,561)	(30)
Present value of lease liabilities	$37,873	$1,111	0.8	4.9

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

In the third quarter of 2024 and 2023, the Dogfish Head trademark was classified as an indefinite-lived intangible asset and was not amortized. In line with accounting guidance, the Company performed a quantitative impairment test. The quantitative test compared the trademark’s carrying value to its estimated fair value, determined using the relief-from-royalty method.

In 2024, as a result of performing this testing, the Dogfish Head trademark asset with a carrying value of $55.6 million was written down to its estimated fair value of $14.4 million. The Coney Island trademark asset with a carrying value of $1.0 million was written down to zero and the Angel City trademark asset with a carrying value of $0.4 million was written down to zero, resulting in a total impairment of $42.6 million which was recorded during the third quarter of 2024.

In 2023, as a result of performing this testing, the Dogfish Head trademark asset with a carrying value of $71.4 million was written down to its estimated fair value of $55.6 million and the Coney Island trademark asset with a carrying value of $1.6 million was written down to its estimated fair value of $1.0 million, resulting in a total impairment of $16.4 million which was recorded during the third quarter of 2023.

The Company’s intangible assets were as follows as of:

		December 27, 2025			December 28, 2024
	Estimated Useful	Gross Carrying	Accumulated	Net Book	Gross Carrying	Accumulated	Net Book
	Life (Years)	Value	Amortization	Value	Value	Amortization	Value
				(in thousands)
Customer relationships	15	$3,800	$(1,647)	$2,153	$3,800	$(1,394)	$2,406
Trademarks	10*	14,400	(1,800)	12,600	14,400	(360)	14,040
Total intangible assets		$18,200	$(3,447)	$14,753	$18,200	$(1,754)	$16,446

*During the 2024 annual intangible impairment testing the Company changed the remaining useful life of the Dogfish Head trademark intangible asset to 10 years.

Amortization expense was approximately $1.7 million and $0.6 million in fiscal 2025 and 2024, respectively. The Company expects to record amortization expense as follows over the subsequent years:

Fiscal Year	Amount (in thousands)
2026	$1,693
2027	1,693
2028	1,693
2029	1,693
2030	1,693
Thereafter	6,288
Total amortization to be recorded	$14,753

I. Third-Party Production Payments

During the years ended December 27, 2025 and December 28, 2024, the Company produced approximately 86% and 74%, respectively, of its domestic volume at Company-owned production facilities. In the normal course of its business, the Company has historically entered into various production arrangements with other beverage companies. Pursuant to these arrangements, the Company generally supplies raw materials and packaging to those companies and incurs conversion fees for labor at the time the liquid is produced and packaged.

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

During the years ended December 27, 2025 and December 28, 2024, City Brewing supplied approximately 14% and 26%, respectively, of the Company’s domestic shipment volume. In accordance with the production services agreement, the Company has made payments to City Brewing which were principally used for capital improvements at City Brewing facilities. These payments are being expensed over the terms of the agreements. During years ended December 27, 2025 and December 28, 2024, third-party production prepayment expense was $8.4 million and $20.1 million, respectively. The remaining net book value of these third-party production prepayments is $7.1 million as of December 27, 2025, which is expected to be expensed to cost of goods sold ratably based on committed annual production capacity through December 31, 2028.

In January of 2024, the Company and City Brewing entered into a Loan and Security agreement at which time payment of $20 million was made by the Company to City Brewing. Repayment of the note receivable plus an agreed investment return for a combined total of $22.4 million shall be repaid to the Company subject to annual repayment limits. As of December 27, 2025, the balance of the note receivable was $11.2 million and the final maturity date is December 31, 2028.

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

At current production volume projections, the Company believes that it will fall short of its future annual volume commitments under the City Brewing and Rauch agreements and will incur shortfall fees. The Company expenses the shortfall fees during the contractual period when such fees are incurred as a component of cost of goods sold. During 2025 and 2024, the Company recorded $21.4 million and $13.0 million, respectively, in shortfall fees. At current volume projections, the Company anticipates that it will recognize approximately $19 million of shortfall fees in future years with $6 million forecasted to be expensed in 2026 and $13 million expected to be expensed in future years thereafter.

As of December 27, 2025, if volume for the remaining term of the production arrangements was zero, the total contractual shortfall and termination fees, with advance notice as specified in the related contractual agreements, would total approximately $26 million with $15 million due in 2026 and $11 million due in future years thereafter.

The Company has regular discussions with its third-party production suppliers related to its future capacity needs and the terms of its contracts. Changes to volume estimates, future amendments or cancellations of existing contracts could accelerate or change total shortfall fees expected to be incurred.

J. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of:

	December 27, 2025	December 28, 2024
	(in thousands)
Employee wages, benefits, and reimbursements	$53,709	$47,992
Advertising, promotional, and selling expenses	20,862	22,666
Accrued inventory and production related costs	20,598	14,657
Accrued deposits	13,468	15,213
Deferred revenue	13,338	11,302
Accrued taxes	6,252	7,444
Accrued returns	4,932	6,092
Other	11,638	13,252
Total accrued expenses and other current liabilities	$144,797	$138,618

K. Revolving Line of Credit

During 2022, the Company amended its $150.0 million credit facility agreement, which now has a term not scheduled to expire until December 16, 2027. Under the terms of the amended agreement, the Company may elect an interest rate for borrowings under the credit facility based on the applicable secured overnight financing rate ("SOFR") plus 1.1%. At December 27, 2025, the applicable SOFR was 3.76%. The Company incurs an annual commitment fee of 0.2% on the unused portion of the facility and is obligated to meet certain financial covenants, which are measured using earnings before interest, tax, depreciation, and amortization (“EBITDA”) based ratios. The Company’s EBITDA to interest expense ratio was 2,107 as of December 27, 2025, compared to a minimum allowable ratio of 2.0 and the Company’s total funded debt to EBITDA ratio was 0.0 as of December 27, 2025, compared to a maximum allowable ratio of 2.5. There were no borrowings, repayments, or interest payments during 2025 or 2024. There were no borrowings outstanding under the credit facility as of December 27, 2025.

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

L. Income Taxes

During the period ended December 27, 2025, the Company adopted ASU 2023-09—Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances income tax disclosures, primarily related to the rate reconciliation and income taxes paid. The Company is applying ASU 2023‑09 on a prospective basis. As a result, for certain reconciliations presented in the income taxes footnote, comparative information for 2024 and 2023 is presented in a separate table.

Income before income taxes on which the provision for income taxes was computed was as follows:

	2025	2024	2023
	(in thousands)
Domestic	$157,651	$91,218	$111,247
Foreign	(4,191)	(3,616)	(1,659)
Total	$153,460	$87,602	$109,588

Significant components of the income tax provision for fiscal 2025, 2024, and 2023 were as follows:

	2025	2024	2023
	(in thousands)
Current:
Federal	$36,364	$37,971	$36,556
State	9,144	9,880	7,650
Foreign	635	—	—
Total current	46,143	47,851	44,206
Deferred:
Federal	(2,220)	(17,175)	(10,816)
State	1,068	(2,769)	(52)
Total deferred	(1,152)	(19,944)	(10,868)
Total income tax provision	$44,991	$27,907	$33,338

A reconciliation to statutory rates for fiscal 2025, after the adoption of ASU 2023-09 is as follows:

	2025
	Amount	Percentage
	(in thousands)
U.S. federal statutory rate	$32,183	21.0%
State and local income taxes, net of federal income tax effect	8,111	5.2
Foreign tax effects
Canada
Other	1,606	0.9
Tax credits
Federal tax credits	(1,227)	(0.8)
Changes in valuation allowances	637	0.4
Nontaxable or nondeductible items
Share-based payment awards	1,307	0.9
Limitation on officer's compensation	692	0.5
Non-deductible meals & entertainment	1,930	1.3
Change in unrecognized tax benefits	28	0.0
Other, net	(276)	(0.1)
Effective tax rate	44,991	29.3%

The reconciliations to statutory rates for periods prior to the adoption of ASU 2023-09 is as follows:

	2024	2023
Statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	5.5	4.8
Non-deductible compensation under Internal Revenue Code Section 162(m)	1.1	3.4
Non-deductible meals & entertainment	2.1	1.2
Change in valuation allowances	3.0	1.0
Deduction relating to excess stock-based compensation	0.6	0.1
Other	(1.4)	(1.1)
	31.9%	30.4%

Significant components of the Company’s deferred tax assets and liabilities were as follows at:

	December 27, 2025	December 28, 2024
	(in thousands)
Deferred tax assets:
Lease liabilities	$9,656	$9,669
Inventory reserves	5,555	8,282
Stock-based compensation expense	10,819	9,415
Loss carryforwards	4,107	2,874
Accrued expenses	2,849	3,714
Accrued commitments for inventory at vendor locations	283	458
Tax credit carryforwards	194	342
Capitalized research and development	125	3,598
Intangible assets amortization	—	433
Other	1,003	1,252
Total deferred tax assets	34,591	40,037
Valuation allowances	(9,926)	(8,203)
Total deferred tax assets, net of valuation allowance	24,665	31,834
Deferred tax liabilities:
Property, plant, and equipment	(76,201)	(84,081)
Right-of-use assets	(7,759)	(7,643)
Intangible assets amortization	(1,279)	—
Prepaid expenses	(4,211)	(5,913)
Total deferred tax liabilities	(89,450)	(97,637)
Net deferred tax liabilities	$(64,785)	$(65,803)

The Company’s policy is to classify interest and penalties related to income tax matters in income tax expense. Interest and penalties included in the provision for income taxes amounted to $0.0 million in fiscal year 2025, $(0.2) million in fiscal year 2024, and $0.1 in fiscal year 2023. Accrued interest and penalties amounted to $0.1 million at December 27, 2025 and $0.1 million at December 28, 2024.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for fiscal 2025 and 2024 was as follows:

	2025	2024
	(in thousands)
Balance at beginning of period	$480	$303
Increases related to current period tax positions	60	33
Increases related to prior period tax positions	22	309
Decreases related to lapse of statute of limitations	(47)	(165)
Balance at end of period	$515	$480

Included in the balance of unrecognized tax benefits at December 27, 2025 and December 28, 2024 are potential net benefits of $0.5 million and $0.5 million, respectively, that would favorably impact the effective tax rate if recognized. Unrecognized tax benefits are included in accrued expenses in the accompanying consolidated balance sheets and adjusted in the period in which new information about a tax position becomes available or the final outcome differs from the amount recorded.

As of December 27, 2025, the Company’s 2022, 2023, and 2024 federal income tax returns remain subject to examination by the IRS. The Company’s state income tax returns remain subject to examination for three or four years depending on the state’s statute of limitations. In addition, the Company is generally obligated to report changes in taxable income arising from federal income tax audits. The Company is currently under one income tax audit as of December 27, 2025.

As of December 27, 2025, the Company had Canadian non-capital loss carryforwards totaling $15.5 million, compared to $10.8 million as of December 28, 2024. These loss carryforwards will expire in various years from 2042 to 2046. The Company maintains a valuation allowance against these losses due to insufficient positive evidence to support their realization.

As of December 27, 2025, the Company’s deferred tax assets include a valuation allowance of $9.9 million, compared to $8.2 million at December 28, 2024. In evaluating the realizability of deferred tax assets, the Company considers all available evidence, both positive and negative. This assessment includes historical operating results, expectations of future market growth, forecasted earnings, future taxable income, and feasible tax planning strategies. The valuation allowance as of December 27, 2025 and December 28, 2024 was primarily related to stock-based compensation expected by management to be non-deductible under Internal Revenue Code, Section 162(m), as well as jurisdictional losses not expected to be utilized before expiring. The net increase in total valuation allowance was $1.7 million from December 28, 2024 to December 27, 2025, compared to a net increase of $2.4 million from December 30, 2023 to December 28, 2024 and a net increase of $1.2 million from December 31, 2022 to December 30, 2023.

During the period ended December 27, 2025, income taxes paid (net of refunds) in any state or foreign jurisdiction did not exceed 5 percent of total income taxes paid (net of refunds).

2025
(in thousands)
Federal	$49,000
State	13,920
Foreign Canada	504
Total income tax payments, net	63,424

The amount of cash income taxes paid by the Company (net of refunds) was $52 million for the year ended December 28, 2024, and $35.7 million for the year ended December 30, 2023.

The Company's primary business operations are within the United States. During the period ended December 27, 2025, the Company had 12 state and local jurisdictions that made up the majority (greater than 50 percent) of the state income tax category disclosed above in the "Significant components of the income tax provision" section of this footnote. Those state and local jurisdictions are listed in alphabetical order as follows: California, Cincinnati, Florida, Illinois, Massachusetts, Michigan, New Jersey, New York City, Oregon, Pennsylvania, Tennessee, and Texas.

M. Commitments and Contingencies

Contractual Obligations

As of December 27, 2025, projected cash outflows under non-cancellable contractual obligations for the remaining years under the contracts are as follows:

	Payments Due by Fiscal Year
	Total	2026	2027	2028	Thereafter
	(in thousands)
Brand support	$112,734	$63,896	$8,388	$5,800	$34,650
Ingredients and packaging (excluding hops and malt)	37,781	37,781	—	—	—
Hops and malt	34,361	28,545	1,589	1,954	2,273
Equipment and machinery	11,476	11,352	124	—	—
Other	30,831	15,932	10,276	2,977	1,646
Total contractual obligations	$227,183	$157,506	$20,377	$10,731	$38,569

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

Currently, the Company has entered into contracts for barley, wheat and malt used in the Company’s products with four major suppliers. The contracts cover the Company’s barley, wheat, and malt requirements for 2026 and extend through crop year 2027. These purchase commitments outstanding at December 27, 2025 totaled $25.2 million.

The Company utilizes several varieties of hops in the production of its products. To ensure adequate supplies of these varieties, the Company enters into advance multi-year purchase commitments based on forecasted future hop requirements, among other factors. These purchase commitments extend through crop year 2029 and specify both the quantities and prices, denominated in U.S. Dollar and Euros, to which the Company is committed. Hops purchase commitments outstanding at December 27, 2025 totaled $9.1 million, based on the exchange rates on that date.

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

Supplier Dispute. On December 31, 2022, Ardagh Metal Packaging USA Corp. (“Ardagh”) filed an action against the Company alleging, among other things, that the Company had failed or would fail to purchase contractual minimum volumes of certain aluminum beverage can containers in 2021 to 2026. The Company filed an Amended Answer, Amended Affirmative Defenses and Amended Counterclaims on March 25, 2024. On November 9, 2023, Ardagh filed a Notice of Plaintiff’s Motion for Judgment on the Pleadings on Count II of the Complaint, to which the Company filed an Opposition on November 22, 2023. On February 26, 2024, the Court granted the Motion. On March 27, 2024, the Company filed a Motion to Clarify and to Reconsider the Court’s decision. Following briefing by the parties, on June 17, 2024, the Court granted the Company's Motion to Reconsider, denied Ardagh's Motion for Judgment on the Pleadings, and vacated its February 26, 2024 Order. The Court set a fact discovery deadline of November 25, 2024. The Court also set an expert discovery deadline of May 30, 2025. Ardagh has filed a Motion for Partial Summary Judgment on certain liability issues. The Company also has filed a Motion for Partial Summary judgment on certain liability and damage issues. The Court has set a trial date to commence on March 23, 2026. The Company denies that it breached the terms of the parties’ contract and intends to defend against the Ardagh claims vigorously. The possible outcome of this litigation could range from zero to the level of Ardagh's initial demand of over/approximately $300 million plus interest if applied.

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

At December 27, 2025 and December 28, 2024, the Company had funds invested in a “Triple A” rated money market fund. The Company considers the “Triple A” rated money market fund to be a large, highly-rated investment-grade institution. As of December 27, 2025 and December 28, 2024, the Company’s cash and cash equivalents balance was $223.4 million and $211.8 million, respectively, including money market funds amounting to $216.7 million and $203.1 million, respectively.

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

Stock options and related vesting requirements and terms are granted at the Board of Directors’ discretion, but generally vest ratably over three to five-year periods and, with respect to certain options granted to members of senior management, based on the Company’s performance. Generally, the maximum contractual term of stock options is ten years, although the Board of Directors may grant options that exceed the ten-year term. During fiscal years 2025, 2024, and 2023, the Company granted options to purchase 165,187 shares, 21,205 shares, and 58,054 shares, respectively, of its Class A Common Stock to employees at market value on the grant dates. 131,432 of the 2025 stock options were service-based while 33,755 were performance-based.

During fiscal years 2025, 2024, and 2023, the Company granted 144,080 shares, 74,262 shares, and 53,884 shares, respectively, of restricted stock units to certain senior managers and key employees. 78,299 of the 2025 restricted stock unit grants were service-based while 65,781 were performance-based.

The Equity Plan also has an investment share program which permits employees who have been with the Company for at least one year to purchase shares of Class A Common Stock at a discount from current market value of 0% to 40%, based on the employee’s tenure with the Company. Investment shares vest ratably over service periods of five years. Participants may pay for these shares either up front or through payroll deductions over an eleven-month period during the year of purchase. During fiscal years 2025, 2024, and 2023, employees elected to purchase an aggregate of 12,251 investment shares, 12,007 investment shares, and 10,594 investment shares, respectively.

The Company has reserved 6.7 million shares of Class A Common Stock for issuance pursuant to the Equity Plan, of which 0.6 million shares were available for grant as of December 27, 2025. Shares reserved for issuance under cancelled employee stock options and forfeited restricted stock are returned to the reserve under the Equity Plan for future grants or purchases. The Company also purchases unvested investment shares from employees who have left the Company at the lesser of (i) the price paid for the shares when the employee acquired the shares or (ii) the fair market value of the shares as of the date next preceding the date on which the shares are called for redemption by the Company. These shares are also returned to the reserve under the Equity Plan for future grants or purchases.

Non-Employee Director Plan

The Company has a stock option and restricted stock unit plan for non-employee directors of the Company (the “Non-Employee Director Plan”), pursuant to which each non-employee director of the Company is granted a combination of options to purchase shares of the Company’s Class A Common Stock and restricted stock units upon election or re-election to the Board of Directors. Stock options issued to non-employee directors vest upon grant and have a maximum contractual term of ten years. Restricted stock units granted to non-employee directors vest over a 1-year service period, During fiscal years 2025, 2024, and 2023 the Company granted options to purchase an aggregate of 3,276 shares, 4,430 shares, and 2,941 shares of the Company’s Class A Common Stock to non-employee directors, respectively. During fiscal years 2025, 2024, and 2023, the Company granted 1,626, 1,997, and 1,442 restricted stock units, respectively, to non-employee directors..

The Company has reserved 0.6 million shares of Class A Common Stock for issuance pursuant to the Non-Employee Director Plan, of which 0.1 million shares were available for grant as of December 27, 2025. Shares under any cancelled non-employee directors’ restricted stock units or stock options or options that expire unexercised are returned to the reserve under the Non-Employee Director Plan for future grants.

Option Activity

Information related to stock options under the Equity Plan and the Non-Employee Director Plan is summarized as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Outstanding at December 28, 2024	209,794	$358.48
Granted	168,463	235.19
Exercised	(5,120)	174.90
Cancelled/Forfeited	(80,767)	276.01
Expired	(2,820)	262.25
Outstanding at December 27, 2025	289,550	$313.93	5.81	$482,818
Exercisable at December 27, 2025	137,543	$355.37	2.73	$482,818
Vested and expected to vest at December 27, 2025	273,960	$321.42	5.53	$482,818

Of the total options outstanding at December 27, 2025, 6,930 shares were performance-based options for which the performance criteria had yet to be achieved.

Weighted average assumptions used to estimate fair values of stock options on the date of grants for fiscal 2025, 2024, and 2023 was as follows:

	2025	2024	2023
Expected volatility	40.6%	40.0%	39.7%
Risk-free interest rate	4.11%	4.23%	3.96%
Expected dividends	0%	0%	0%
Exercise factor	2.1 times	2.1 times	2.3 times
Discount for post-vesting restrictions	0.0%	0.0%	0.0%

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

Options to purchase 25,191 shares vested during fiscal year 2025. The total fair value of options vested during fiscal years 2025 was $5.1 million. The aggregate intrinsic value of stock options exercised during fiscal years 2025, 2024, and 2023 was $0.3 million, $0.7 million, and $6.6 million, respectively.

Non-Vested Shares Activity

The following table summarizes vesting activities of shares issued under the investment share program and restricted stock awards:

	Number of Shares	Weighted Average Fair Value
Non-vested at December 28, 2024	164,551	$328.88
Granted	157,957	231.55
Vested	(46,927)	343.91
Forfeited	(45,978)	293.33
Non-vested at December 27, 2025	229,603	$265.97

The fair value of restricted stock awards is based on the Company’s traded stock price on the date of the grants. Fair value of investment shares is calculated using the trinomial option-pricing model.

46,927 shares vested in 2025 with a weighted average fair value of $343.91, 32,823 shares vested in 2024 with a weighted average fair value of $381.95, and 27,640 shares vested in 2023 with a weighted average fair value of $341.57.

Stock-Based Compensation

The following table provides information regarding stock-based compensation expense included in operating expenses in the accompanying consolidated statements of comprehensive income:

	2025	2024	2023
	(in thousands)
Amounts included in general and administrative expenses	$14,395	$11,835	$10,370
Amounts included in advertising, promotional, and selling expenses	7,359	7,119	6,601
Total stock-based compensation expense	$21,754	$18,954	$16,971
Amounts related to performance-based stock awards included in total stock-based compensation expense	$4,000	$2,720	$2,518

The Company uses the straight-line attribution method in recognizing stock-based compensation expense for awards that vest based on service conditions. For awards that vest subject to performance conditions, compensation expense is recognized ratably for each tranche of the award over the performance period if it is probable that performance conditions will be met.

The Company recognizes compensation expense, less estimated forfeitures. For Equity Plan awards during fiscal year 2025, the estimated forfeiture rate was 15.0% for stock options and 11.0% for restricted stock units and investment shares. For Equity Plan awards during fiscal year 2024, the estimated forfeiture rate was 16.0% for stock options and 13.0% for restricted stock units and investment shares. For Equity Plan awards during fiscal year 2023, the estimated forfeiture rate was 20.0% for stock options and 12.0% for restricted stock units and investment shares. The estimated forfeiture rates used are based upon historical experience with the various award types and the Company annually reviews these rates to ensure proper projection of future forfeitures.

Based on equity awards outstanding as of December 27, 2025, there is $39.9 million of unrecognized compensation costs, net of estimated forfeitures, related to unvested share-based compensation arrangements that are expected to vest. Such costs are expected to be recognized over a weighted-average period of 1.7 years.

Stock Repurchase Program

In 1998, the Company began a share repurchase program. Under this program, the Company's Board of Directors has authorized the repurchase of the Company's Class A Stock. On October 2, 2024, the Board of Directors authorized an increase in the aggregate expenditure limit for the Company’s stock repurchase program by $400.0 million, increasing the limit from $1.2 billion to $1.6 billion. The Board of Directors did not specify a date upon which the total authorization would expire and, in the future, can further increase the authorized amount. Share repurchases under this program for the periods included herein were effected through open market transactions

During fiscal year 2025, the Company repurchased and subsequently retired 896,521 shares of its Class A Common Stock for an aggregate purchase price of $199.2 million. As of December 27, 2025, the Company had repurchased a cumulative total of approximately 15.8 million shares of its Class A Common Stock for an aggregate purchase price of approximately $1.37 billion and had approximately $228.4 million remaining on the $1.6 billion stock repurchase expenditure limit set by the Board of Directors.

P. Employee Retirement Plans and Post-Retirement Medical Benefits

The Company’s workforce comprises mostly of non-union employees who are employed by Boston Beer Corporation, American Craft Brewery LLC, or Angry Orchard Cider Company, LLC. As of December 27, 2025, the Company had three unions at its Cincinnati Brewery: Local 1, Local 20, and Teamsters Local Union. No. 1199 (“Local Union 1199”). The Company has different retirement and post-retirement plans available to each group of employees. The Boston Beer Company 401(k) Plan (the “Boston Beer 401(k) Plan”) covers most non-union employees and all members of Local 1 and Local Union 1199. The Samuel Adams Cincinnati Brewery 401(k) Plan for Represented Employees (the “SACB 401(k) Plan”) covers members of Local 20. The Company additionally provides a supplement to eligible retirees from Local 1, Local 20, and Local Union 1199 to assist with the cost of Medicare gap coverage after their retirement on account of age or permanent disability (collectively, the “Retiree Medical Plan”). The Company previously offered a pension plan (the “Local 1199 Pension Plan”) to members of Local Union 1199 until the plan was terminated effective January 1, 2020.

Boston Beer 401(k) Plan

The Boston Beer 401(k) Plan, which was established by the Company in 1993, is a Company-sponsored defined contribution plan. Most non-union employees and all members of the Local 1 and Local 1199 unions are eligible to participate in the Plan immediately upon employment. Participants may make voluntary contributions up to 60% of their annual compensation, subject to IRS limitations. The Company matches each participant’s contribution. A maximum of 5% of compensation is taken into account in determining the amount of the match. In January 2020, the Company amended the Boston Beer 401(k) Plan to update the Company match as follows: 100% of the first 3% of the eligible compensation participants contribute. Thereafter, the Company matches 50% of the next 2% of the eligible compensation participants contribute. Beginning April 1, 2023, for Local 1 union members specifically, the Company match is 100% of the first 5% of the eligible contribution. The Company’s contributions to the Boston Beer 401(k) Plan amounted to $9.8 million, $9.7 million, and $8.8 million in fiscal years 2025, 2024, and 2023, respectively.

SACB 401(k) Plan

The “SACB 401(k) Plan”, which was established by the Company in 1997, is a Company-sponsored defined contribution plan. It is available to all members of Local 20 upon commencement of employment or, if later, attaining age 21. Participants may make voluntary contributions up to 60% of their annual compensation to the SACB 401(k) Plan, subject to IRS limitations. Company contributions for fiscal years 2025, 2024, and 2023 were insignificant.

Retiree Medical Plan

To qualify for this benefit, an eligible employee must have worked for at least 20 years for the Company or its predecessor at the Company’s Cincinnati Brewery as a part of one of its three unions, must have been enrolled in the Company’s group medical insurance plan for at least 5 years before retirement, and, in the case of retirees from Local 20, for at least 7 of the last 10 years of their employment, and must be eligible for Medicare benefits under the Social Security Act. The accumulated post-retirement benefit obligation was determined using a discount rate of 5.50% at December 27, 2025 and 5.69% at December 28, 2024 and a health care cost increase based on the Cincinnati Consumer Price Index of 3.0% for the years 2025 and 2024, respectively. The effect of a 1% increase and the effect of a 1% decrease in the assumed health care cost trend rates on the aggregate of the service and interest cost components of net periodic post-retirement health care benefit costs and on the accumulated post-retirement benefit obligation for health care benefits would not be significant.

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

The funded status of the Retiree Medical Plan is as follows at:

	December 27, 2025	December 28, 2024
	(in thousands)
Benefit obligation at end of period	$887	$798
Unfunded Status	$887	$798

Q. Net Income per Share

Net Income per Common Share - Basic

The following table sets forth the computation of basic net income per share using the two-class method:

	December 27,	December 28,	December 30,
	2025	2024	2023
	(in thousands, except per share data)
Net Income	$108,469	$59,695	$76,250
Allocation of net income for basic:
Class A Common Stock	$87,703	$49,070	$63,216
Class B Common Stock	20,466	10,485	12,880
Unvested participating shares	300	140	154
	$108,469	$59,695	$76,250
Weighted average number of shares for basic:
Class A Common Stock	8,862	9,678	10,150
Class B Common Stock	2,068	2,068	2,068
Unvested participating shares	30	28	25
	10,960	11,774	12,243
Net income per share for basic:
Class A Common Stock	$9.90	$5.07	$6.23
Class B Common Stock	$9.90	$5.07	$6.23

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

The following tables set forth the computation of diluted net income per share, assuming the conversion of all Class B Common Stock into Class A Common Stock:

	Fiscal year ended December 27, 2025
	Earnings to Common Shareholders	Common Shares	EPS
	(in thousands, except per share data)
As reported - basic	$87,703	8,862	$9.90
Add: effect of dilutive potential common shares
Share-based awards		7
Class B Common Stock	20,466	2,068
Net effect of unvested participating shares	—
Net income per common share - diluted	$108,169	10,937	$9.89

	Fiscal year ended December 28, 2024
	Earnings to Common Shareholders	Common Shares	EPS
	(in thousands, except per share data)
As reported - basic	$49,070	9,678	$5.07
Add: effect of dilutive potential common shares
Share-based awards	—	20
Class B Common Stock	10,485	2,068
Net effect of unvested participating shares	—	—
Net income per common share - diluted	$59,555	11,766	$5.06

	Fiscal year ended December 30, 2023
	Earnings to Common Shareholders	Common Shares	EPS
	(in thousands, except per share data)
As reported - basic	$63,216	10,150	$6.23
Add: effect of dilutive potential common shares
Share-based awards	—	40
Class B Common Stock	12,880	2,068
Net effect of unvested participating shares	—	—
Net income per common share - diluted	$76,096	12,258	$6.21

Basic net income per common share for each share of Class A Common Stock and Class B Common Stock is $9.90, $5.07, and $6.23 for the fiscal years 2025, 2024, and 2023, respectively, as each share of Class A and Class B participates equally in earnings. Shares of Class B are convertible at any time into shares of Class A on a one-for-one basis at the option of the stockholder.

Weighted average stock options to purchase approximately 199,000, 142,000, and 52,000 shares of Class A Common Stock were outstanding during fiscal years 2025, 2024, and 2023, respectively, but not included in computing diluted income per share because their effects were anti-dilutive. Additionally, approximately 89,000, 52,000, and 54,000 performance awards were outstanding during fiscal years 2025, 2024, and 2023, respectively, but not included in computing dilutive income per share because the performance criteria of these stock awards were not met at the respective fiscal year ends.

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

	December 27,	December 28,
	2025	2024
	(in thousands)
Cumulative currency translation adjustments	$(510)	$(856)
Deferred benefit costs, net of tax	130	160
Total accumulated other comprehensive loss	$(380)	$(696)

S. Valuation and Qualifying Accounts

The Company maintains reserves against accounts receivable for doubtful accounts and inventory for obsolete and slow-moving inventory. The Company also maintains reserves against accounts receivable for distributor promotional allowances. In addition, the Company maintains a reserve for estimated returns of stale beer, which is included in accrued expenses.

Allowance for Credit Losses	Balance at Beginning of Period	Net Provision (Recovery)	Amounts Charged Against Reserves	Balance at End of Period
	(In thousands)
2025	$47	$(24)	$(14)	$9
2024	$427	$26	$(406)	$47
2023	$418	$15	$(6)	$427

Discount Accrual	Balance at Beginning of Period	Net Provision (Recovery)	Amounts Charged Against Reserves	Balance at End of Period
	(In thousands)
2025	$8,147	$65,234	$(65,824)	$7,557
2024	$7,953	$61,037	$(60,843)	$8,147
2023	$8,179	$62,620	$(62,846)	$7,953

Inventory Obsolescence Reserve	Balance at Beginning of Period	Net Provision (Recovery)	Amounts Charged Against Reserves	Balance at End of Period
	(In thousands)
2025	$16,315	$13,714	$(18,961)	$11,067
2024	$7,640	$21,916	$(13,241)	$16,315
2023	$21,976	$19,328	$(33,664)	$7,640

Stale Beer Reserve	Balance at Beginning of Period	Net Provision (Recovery)	Amounts Charged Against Reserves	Balance at End of Period
	(In thousands)
2025	$6,092	$6,134	$(7,294)	$4,932
2024	$8,240	$5,311	$(7,459)	$6,092
2023	$5,580	$18,772	$(16,112)	$8,240

T. Segment Reporting

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

The table below summarizes the Company’s measures of segment net income that the CODM considered in determining how to allocate resources and assess segment performance for the years ended December 27, 2025, December 28, 2024, and December 30, 2023:

	Year Ended
	December 27, 2025	December 28, 2024	December 30, 2023

Net revenue	$1,964,994	$2,012,926	$2,008,625
Less:
Cost of goods sold	1,012,414	1,119,194	1,156,256
Salaries and benefits expenses	261,910	254,589	238,363
Advertising, promotional, and selling expenses (excluding salaries and benefits)	455,833	402,221	410,710
General and administrative expenses (excluding salaries and benefits)	83,000	85,129	81,473
Impairment of intangible assets	—	42,584	16,426
Impairment of brewery assets	6,955	7,184	5,396
Contract settlement costs	—	26,052	—
Interest income, net	(9,939)	(13,249)	(10,995)
Other expense, net	1,361	1,620	1,408
Income tax provision	44,991	27,907	33,338
Segment net income	$108,469	$59,695	$76,250

U. Related Party Transactions

In 2019, as part of the merger with Dogfish Head, the Company entered into a lease with the Dogfish Head founders and other owners of buildings used in certain of the Company’s restaurant operations. The lease is for ten years with renewal options. The total payments due under the initial ten-year term is $3.6 million. Total related party expense recognized was approximately $0.4 million, in fiscal 2025, 2024, and 2023, respectively. Other related party expenses and transactions totaled less than $0.1 million for fiscal 2025, 2024, and 2023.

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

V. Subsequent Events

The Company evaluated subsequent events occurring after the balance sheet date, December 27, 2025, through the issuance of these financial statements and concluded that there were no events of which management was aware that occurred that would require any adjustment to or disclosure in the accompanying consolidated financial statements.

On February 20, 2026, the U.S. Supreme Court issued a ruling related to federal tariffs. The Company is currently evaluating the ruling and its potential implications. At this time, management cannot reasonably estimate the impact, if any, on the Company’s operations or consolidated financial statements.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 27, 2025. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). Based on its assessment, the Company believes that, as of December 27, 2025, the Company’s internal control over financial reporting is effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 27, 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report.

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

(c) Changes in internal control over financial reporting

No changes in the Company’s internal control over financial reporting occurred during the quarter ended December 27, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of The Boston Beer Company, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of The Boston Beer Company, Inc. and subsidiaries (the “Company”) as of December 27, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 27, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 27, 2025, of the Company and our report dated February 24, 2026, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Boston, Massachusetts

February 24, 2026

Item 9B. Other Information

Insider Trading Agreements

No trading plans were adopted or terminated during the thirteen weeks ended December 27, 2025 by an officer (as defined in Exchange Act Rule 16a-1(f)) or director that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) or a non-Rule 10b5-1(c) trading arrangement.

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

The information required by Item 10 is hereby incorporated by reference from the registrant’s definitive Proxy Statement for the 2026 Annual Meeting to be held on May 27, 2026.

Item 11. Executive Compensation

The Information required by Item 11 is hereby incorporated by reference from the registrant’s definitive Proxy Statement for the 2026 Annual Meeting to be held on May 27, 2026.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership

The information required by Item 12 with respect to security ownership of certain beneficial owners and management is hereby incorporated by reference from the registrant’s definitive Proxy Statement for the 2026 Annual Meeting to be held on May 27, 2026.

Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

As of December 27, 2025:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	289,550	$313.93	—
Equity Compensation Plans Not Approved by Security Holders	N/A	N/A	N/A

Total	289,550	$313.93	—

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from the registrant’s definitive Proxy Statement for the 2026 Annual Meeting to be held on May 27, 2026.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from the registrant’s definitive Proxy Statement for the 2026 Annual Meeting to be held on May 27, 2026.

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

10.14	Offer Letter to Diego Reynoso, Chief Financial Officer, dated July 21, 2023 (incorporated by reference to exhibit 10.1 to a Current Report on Form 8-K filed by the Company on July 24, 2023)

10.15	Offer Letter to Michael Spillane, Chief Executive Officer dated February 23, 2024 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on February 24, 2024.)

10.16	Offer Letter to Michael R. Crowley, Chief Sales Officer, dated August 15, 2023 (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K dated February 25, 2025).

*10.17	Offer Letter to Tara L. Heath, Chief Legal Officer & General Counsel, dated August 8, 2022

10.18

Transition Agreement governing Mr. Spillane's ongoing relationship with the Company, dated August 1, 2025 (incorporated by reference as Exhibit 10.1 of the Company's Current Report on Form 8-K filed on August 1, 2025.)

10.19	Offer Letter to Philip A. Hodges, Chief Operating Officer, dated October 20, 2025 (incorporated by reference as Exhibit 10.1 of the Company's Current Report on Form 8-K/A filed on October 22, 2025)

*19.1	Insider Trading Policy of The Boston Beer Company, Inc., adopted on March 1, 2015 and amended on February 9, 2023.

*21.1	List of subsidiaries of The Boston Beer Company, Inc. effective as of December 27, 2025.

*23.1	Consent of Deloitte & Touche LLP, an Independent Registered Public Accounting Firm.

*31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*97.1	The Boston Beer Company, Inc. Clawback Policy amended effective as of October 2, 2023.

*101.INS	XBRL Instance Document

*101.SCH	Inline XBRL Taxonomy Extension Schema Document

*101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

*101.LAB	Inline XBRL Label Linkbase Document

*101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

*101DEF	Inline XBRL Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and included in Exhibit 101).

* Filed with this report.

+ Portions of this Exhibit were omitted pursuant to an application for an order declaring confidential treatment filed with and approved by the Securities and Exchange Commission.

** Indicates management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 24th day of February 2026.

THE BOSTON BEER COMPANY, INC.

/s/ C. James Koch
C. James Koch
Chairman, President and Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ C. James Koch C. James Koch	Chairman, President and Chief Executive Officer (principal executive officer)	February 24, 2026

/s/ Diego Reynoso Diego Reynoso	Chief Financial Officer (principal financial officer)	February 24, 2026

/s/ Matthew D. Murphy Matthew D. Murphy	VP Finance and Chief Accounting Officer (principal accounting officer)	February 24, 2026

/s/ Samuel A. Calagione III Samuel A. Calagione III	Brewer and Director	February 24, 2026

/s/ Cynthia A. Fisher Cynthia A. Fisher	Director	February 24, 2026

/s/ Joseph H. Jordan Joseph H. Jordan	Director	February 24, 2026

/s/ Meghan V. Joyce Meghan V. Joyce	Director	February 24, 2026
/s/ Julio N. Nemeth Julio N. Nemeth	Director	February 24, 2026
/s/ Michael Spillane Michael Spillane	Director	February 24, 2026

/s/ Christopher I. Stone Christopher I. Stone	Director	February 24, 2026

/s/ Cynthia L. Swanson Cynthia L. Swanson	Director	February 24, 2026