Form 10-Q
period 2026-03-28
BOSTON BEER CO INC
filed 2026-04-30
CIK 949870

Table of Content

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☒

Number of shares outstanding of each of the issuer’s classes of common stock, as of April 24, 2026:

Class A Common Stock, $.01 par value	8,345,442
Class B Common Stock, $.01 par value	2,068,000
(Title of each class)	(Number of shares)

Table of Content

THE BOSTON BEER COMPANY, INC.

FORM 10-Q

March 28, 2026

EX-31.1 Section 302 CEO Certification

EX-31.2 Section 302 CFO Certification

EX-32.1 Section 906 CEO Certification

EX-32.2 Section 906 CFO Certification

Table of Content

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	March 28, 2026	December 27, 2025

Current Assets:
Cash and cash equivalents	$164,124	$223,378
Accounts receivable, net	86,935	57,094
Inventories, net	118,950	92,532
Prepaid expenses and other current assets	30,904	20,316
Income tax receivable	16,370	24,259
Total current assets	417,283	417,579
Property, plant, and equipment, net	563,757	578,125
Operating right-of-use assets	27,487	30,229
Goodwill	112,529	112,529
Intangible assets, net	14,330	14,753
Third-party production prepayments	6,507	7,099
Note receivable	7,740	11,218
Other assets	21,416	22,063
Total assets	$1,171,049	$1,193,595
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$100,214	$94,975
Accrued expenses and other current liabilities	336,808	144,797
Current operating lease liabilities	11,547	12,762
Total current liabilities	448,569	252,534
Deferred income taxes, net	13,249	64,785
Non-current operating lease liabilities	23,196	25,111
Other liabilities	3,441	4,885
Total liabilities	488,455	347,315
Commitments and Contingencies (See Note I)
Stockholders' Equity:
Class A Common Stock, $0.01 par value; 22,700,000 shares authorized; 8,343,102 and 8,408,458 issued and outstanding as of March 28, 2026 and December 27, 2025, respectively	83	84
Class B Common Stock, $0.01 par value; 4,200,000 shares authorized; 2,068,000 issued and outstanding as of March 28, 2026 and December 27, 2025	21	21
Additional paid-in capital	704,344	698,811
Accumulated other comprehensive loss	(487)	(380)
(Accumulated deficit), retained earnings	(21,367)	147,744
Total stockholders' equity	682,594	846,280
Total liabilities and stockholders' equity	$1,171,049	$1,193,595

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(in thousands, except per share data)

(unaudited)

	Thirteen weeks ended
	March 28, 2026	March 29, 2025
Revenue	$461,576	$481,357
Less excise taxes	27,646	27,490
Net revenue	433,930	453,867
Cost of goods sold	219,969	234,604
Gross profit	213,961	219,263
Operating expenses:
Advertising, promotional, and selling expenses	140,076	137,535
General and administrative expenses	52,303	47,952
Impairment of brewery assets	2	—
Litigation expense	212,035	—
Total operating expenses	404,416	185,487
Operating (loss) income	(190,455)	33,776
Other income (expense), net:
Interest income, net	1,890	2,331
Other expense, net	(363)	(264)
Total other income (expense), net	1,527	2,067
(Loss) income before income tax (benefit) provision	(188,928)	35,843
Income tax (benefit) provision	(43,667)	11,431
Net (loss) income	$(145,261)	$24,412
Net (loss) income per common share – basic	$(13.88)	$2.16
Net (loss) income per common share – diluted	$(13.88)	$2.16
Weighted-average number of common shares – basic	10,467	11,277
Weighted-average number of common shares – diluted	10,467	11,259
Net (loss) income	$(145,261)	$24,412
Other comprehensive (loss) income:
Foreign currency translation adjustment	(107)	149
Total other comprehensive (loss) income	(107)	149
Comprehensive (loss) income	$(145,368)	$24,561

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Thirteen weeks ended
	March 28, 2026	March 29, 2025
Cash flows (used in) provided by operating activities:
Net (loss) income	$(145,261)	$24,412
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	21,583	22,814
Impairment of brewery assets	2	—
(Gain) loss on sale of property, plant, and equipment	—	(42)
Litigation expense	212,035	—
Change in right-of-use assets	2,742	(11,161)
Stock-based compensation expense	6,404	5,870
Deferred income taxes	(51,536)	(2,587)
Other non-cash (income) expense	(175)	120
Changes in operating assets and liabilities:
Accounts receivable	(29,832)	(26,402)
Inventories	(27,030)	(26,827)
Prepaid expenses and other current assets	(10,883)	(8,625)
Income tax receivable	7,889	6,582
Third-party production prepayments	592	2,575
Brewery-related assets and cloud computing	985	1,098
Other non-current assets	275	(15)
Accounts payable	11,039	23,004
Accrued expenses and other current liabilities	(16,022)	(19,950)
Operating lease liabilities	(3,130)	10,911
Other non-current liabilities	(112)	162
Net cash (used in) provided by operating activities	(20,435)	1,939
Cash flows used in investing activities:
Purchases of property, plant, and equipment	(12,322)	(9,921)
Proceeds from disposal of property, plant, and equipment	—	42
Net cash used in investing activities	(12,322)	(9,879)
Cash flows used in financing activities:
Repurchases and retirement of Class A common stock	(23,348)	(49,394)
Proceeds from exercise of stock options and sale of investment shares	367	446
Cash paid on finance leases	(581)	(420)
Payment of tax withholding on stock-based payment awards and investment shares	(2,935)	(2,057)
Net cash used in financing activities	(26,497)	(51,425)
Change in cash and cash equivalents	(59,254)	(59,365)
Cash and cash equivalents at beginning of period	223,378	211,819
Cash and cash equivalents at end of period	$164,124	$152,454
Supplemental disclosure of cash flow information:
Income tax (payment) refund, net	$(1)	$17
Cash paid for amounts included in measurement of lease liabilities
Operating cash outflows from operating leases	$3,465	$3,200
Operating cash outflows from finance leases	$17	$39
Financing cash outflows from finance leases	$581	$420
Right-of-use assets obtained in exchange for operating lease obligations	$-	$13,630
Right-of-use-assets obtained in exchange for finance lease obligations	$271	$-
(Decrease) increase in accounts payable for purchases of property, plant, and equipment	$(5,800)	$191
Non-cash financing activity – increase in accrued excise taxes on share repurchases	$504	$395
Non-cash investing activity - application of supplier shortfall fees to reduce notes receivable and accrued expenses	$3,937	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the thirteen weeks ended March 28, 2026 and March 29, 2025

(in thousands)

(unaudited)

						Accumulated
	Class A	Class A	Class B	Class B	Additional	Other		Total
	Common	Common	Common	Common	Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Stock, Par	Shares	Stock, Par	Capital	Loss	Deficit	Equity
Balance at December 27, 2025	8,408	$84	2,068	$21	$698,811	$(380)	$147,744	$846,280
Net loss							(145,261)	(145,261)
Stock options exercised and restricted shares activities	42	0			(871)			(871)
Stock-based compensation expense					6,404			6,404
Repurchase and retirement of Class A Common Stock	(107)	(1)					(23,850)	(23,851)
Foreign currency translation adjustment						(107)		(107)
Balance at March 28, 2026	8,343	$83	2,068	$21	$704,344	$(487)	$(21,367)	$682,594

		Class A				Accumulated
	Class A	Common	Class B	Class B	Additional	Other		Total
	Common	Stock,	Common	Common	Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Par	Shares	Stock, Par	Capital	Loss	Earnings	Equity
Balance at December 28, 2024	9,263	$93	2,068	$21	$676,454	$(696)	$240,315	$916,187
Net income							24,412	24,412
Stock options exercised and restricted shares activities	32	0			10			10
Stock-based compensation expense					5,870			5,870
Repurchase and retirement of Class A Common Stock	(202)	(2)					(49,616)	(49,618)
Foreign currency translation adjustment						149		149
Balance at March 29, 2025	9,093	$91	2,068	$21	$682,334	$(547)	$215,111	$897,010

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

The accompanying unaudited condensed consolidated balance sheet as of March 28, 2026, and the unaudited condensed consolidated statements of comprehensive operations, stockholders’ equity, and cash flows for the interim periods ended March 28, 2026 and March 29, 2025, respectively, have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnotes normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. All intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to previously reported captioned amounts within operating cash flow activities to conform to the fiscal 2026 presentation of disaggregated activity. These condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 27, 2025.

In the opinion of the Company’s management, the Company’s unaudited condensed consolidated balance sheet as of March 28, 2026 and the results of its condensed consolidated comprehensive operations, stockholders’ equity, and cash flows for the interim periods ended March 28, 2026 and March 29, 2025, reflect all adjustments necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.

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

In July 2025, the FASB issued ASU 2025‑05—Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient intended to simplify the estimation of expected credit losses for current accounts receivable and contract assets arising under Topic 606, Revenue from Contracts with Customers. The ASU became effective for annual and interim periods beginning after December 15, 2025. The Company adopted ASU 2025‑05 in the first quarter of 2026 and elected the practical expedient to assume that current conditions as of the balance sheet date remain unchanged over the remaining life of current accounts receivable when estimating expected credit losses. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

C. Revenue Recognition

Table of Content

The breakdown of revenue during the thirteen weeks ended March 28, 2026 and March 29, 2025 were as follows:

	Thirteen weeks ended
	March 28, 2026	March 29, 2025
Shipments to domestic distributors	93%	94%
Shipments to international distributors	6%	5%
Sales at retail locations	1%	1%
	100%	100%

The Company recognizes revenue when obligations under the terms of a contract with its customer are satisfied; generally, this occurs with the transfer of title of its products. Revenue is measured as the amount of consideration expected to be received in exchange for transferring products. If the conditions for revenue recognition are not met, the Company defers the revenue until all conditions are met. As of March 28, 2026 and December 27, 2025, the Company has deferred $24.7 million and $13.3 million, respectively, in revenue related to product shipped prior to these dates. These amounts are included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.

Customer promotional discount programs are entered into by the Company with distributors for certain periods of time. The reimbursements for discounts to distributors are recorded as reductions to net revenue and were $13.7 million and $12.3 million for the thirteen weeks ended March 28, 2026 and March 29, 2025, respectively. The agreed-upon discount rates are applied to certain distributors' sales to retailers, based on volume metrics, in order to determine the total discounted amount. The computation of the discount allowance requires that management make certain estimates and assumptions that affect the timing and amounts of revenue and liabilities recorded. Actual promotional discounts owed and paid have historically been in line with allowances recorded by the Company; however, the amounts could differ from the estimated allowance.

Customer programs and incentives are a common practice in the alcohol beverage industry. Amounts paid in connection with customer programs and incentives are recorded as reductions to net revenue or as advertising, promotional and selling expenses, based on the nature of the expenditure. Customer incentives and other payments made to distributors are primarily based upon performance of certain marketing and advertising activities. Depending on applicable state laws and regulations, these activities promoting the Company's products may include, but are not limited to point-of-sale and merchandise placement, samples, product displays, promotional programs at retail locations and meals, travel and entertainment. Amounts paid to customers in connection with these programs that were recorded as reductions to net revenue or as advertising, promotional and selling expenses for the thirteen weeks ended March 28, 2026 and March 29, 2025 were as follows:

	Thirteen weeks ended
	March 28, 2026	March 29, 2025
	(in thousands)
Amount recorded as a reduction to net revenue	$7,443	$8,794
Amount recorded as advertising, promotional and selling expenses	4,433	4,134
Total customer programs and incentives	$11,876	$12,928

Table of Content

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

	March 28, 2026	December 27, 2025

Current inventory:
Raw materials	$51,158	$37,395
Work in process	18,411	20,369
Finished goods	49,381	34,768
Total current inventory	118,950	92,532
Long term inventory	7,910	7,298
Total inventory	$126,860	$99,830

As of March 28, 2026 and December 27, 2025, the Company has recorded inventory obsolescence reserves of $10.1 million and $11.1 million, respectively.

E. Goodwill and Intangible Assets

Goodwill. No impairment of goodwill was recorded in any period.

Intangible assets. The Company’s intangible assets as of March 28, 2026 and December 27, 2025 were as follows:

		As of March 28, 2026			December 27, 2025
			Accumulated	Net Book	Gross Carrying	Accumulated	Net Book
	Life (Years)	Value	Amortization	Value	Value	Amortization	Value
				(in thousands)			(in thousands)
Customer relationships	15	$3,800	$(1,710)	$2,090	$3,800	$(1,647)	$2,153
Trademarks	10	14,400	(2,160)	12,240	14,400	(1,800)	12,600
Total intangible assets, net		$18,200	$(3,870)	$14,330	$18,200	$(3,447)	$14,753

Amortization expense in the thirteen weeks ended March 28, 2026 was approximately $0.4 million. The Company expects to record future amortization expense as follows:

Fiscal Year	Amount (in thousands)
2026	$1,270
2027	1,693
2028	1,693
2029	1,693
2030	1,693
2031	1,693
Thereafter	4,595
Total amortization expense	$14,330

Table of Content

F. Third-Party Production Payments

During the thirteen weeks ended March 28, 2026 and March 29, 2025, the Company produced approximately 95% and 85%, respectively, of its domestic volume at Company-owned production facilities. In the normal course of its business, the Company has historically entered into various production arrangements with other beverage companies. Pursuant to these arrangements, the Company generally supplies raw materials and packaging to those companies and incurs conversion fees for labor at the time the liquid is produced and packaged.

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

During the thirteen weeks ended March 28, 2026 and March 29, 2025, City Brewing supplied approximately 5% and 15%, respectively, of the Company’s domestic shipment volume. In accordance with the production services agreement, the Company has made payments to City Brewing which were principally used for capital improvements at City Brewing facilities. These payments are being expensed over the terms of the agreements. During the thirteen weeks ended March 28, 2026 and March 29, 2025, third-party production prepayment expense was $0.6 million and $2.6 million, respectively. The remaining net book value of these third-party production prepayments is $6.5 million as of March 28, 2026, which is expected to be expensed to cost of goods sold ratably based on committed annual production capacity through December 31, 2028.

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

At current production volume projections, the Company believes that it will fall short of its future annual volume commitments under the City Brewing and Rauch agreements and will incur shortfall fees. The Company expenses the shortfall fees during the contractual period when such fees are incurred as a component of cost of goods sold. During the thirteen weeks ended March 28, 2026 and March 29, 2025, the Company recorded $1.0 million and $0.8 million, respectively, in shortfall fees. At current volume projections, the Company anticipates that it will recognize approximately $19 million of shortfall fees in the future years with $5 million forecasted to be expensed in the remainder of 2026 and $14 million expected to be expensed in future years thereafter.

As of March 28, 2026, if volume for the remaining term of the City Brewing, Rauch and other production arrangements was zero, the total contractual shortfall and termination fees, with advance notice as specified in the related contractual agreements, would total approximately $30 million with $11 million due in 2026 and $19 million due in future years thereafter.

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

The Company determined the fair value of the note receivable on the issuance date to be $18.6 million. The $1.4 million difference between the cash paid to City Brewing of $20.0 million and the fair value of the note of $18.6 million on issuance date has been recorded as a third-party production prepayment asset and will be recognized as a component of cost of goods sold over the term of the third-party production arrangement. The unamortized balance was $0.3 million as of March 28, 2026. Interest income on the note receivable is being recognized over the term of the loan, which is to be repaid in full no later than December 31, 2028.

As of March 28, 2026, the Company had $7.7 million fair value remaining on the note receivable.

H. Net (Loss) Income per Share

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

Included in the computation of net (loss) income per diluted common share are dilutive outstanding stock options and restricted stock that are vested or expected to vest, to the extent such awards are dilutive. At its discretion, the Board of Directors grants stock options and restricted stock units to senior management and certain key employees. The terms of the employee stock options are determined by the Board of Directors at the time of grant. To date, stock options granted to employees vest over various service periods and/or based on the attainment of certain performance criteria and generally expire after ten years. The restricted stock units generally vest over four years in equal number of shares. Each restricted stock unit represents an unfunded and unsecured right to receive one share of Class A Stock upon satisfaction of the vesting criteria. The unvested shares participate equally in dividends, if declared, and are forfeitable. The Company also grants stock options and restricted stock units to its non-employee directors upon election or re-election to the Board of Directors. The number of option shares granted to non-employee directors is calculated based on a defined formula and these stock options vest immediately upon grant and expire after ten years. The restricted stock units granted to non-employee directors vest one year post grant date.

Table of Content

Net (Loss) Income per Common Share - Basic

The following table sets forth the computation of basic net (loss) income per share using the two-class method:

	Thirteen weeks ended
	March 28, 2026	March 29, 2025
	(in thousands, except per share data)
Net (loss) income	$(145,261)	$24,412
Allocation of net (loss) income for basic:
Class A Common Stock	$(116,141)	$19,873
Class B Common Stock	(28,698)	4,477
Unvested participating shares	(422)	62
	$(145,261)	$24,412
Weighted average number of shares for basic:
Class A Common Stock	8,369	9,180
Class B Common Stock	2,068	2,068
Unvested participating shares	30	29
	10,467	11,277
Net (loss) income per share for basic:
Class A Common Stock	$(13.88)	$2.16
Class B Common Stock	$(13.88)	$2.16

Net (Loss) Income per Common Share - Diluted

The Company calculates diluted net (loss) income per share for common stock using the more dilutive of (1) the treasury stock method, or (2) the two-class method, which assumes the participating securities are not exercised.

For the thirteen weeks ended March 28, 2026, the Company was in a net loss position. As a result, all potential common shares were anti‑dilutive, and diluted net loss per common share is the same as basic net loss per common share. Accordingly, the computation of diluted net loss per common share reflects the same allocation of net loss and the same weighted‑average common shares outstanding as those used in the calculation of basic net loss per common share.

For the thirteen weeks ended March 29, 2025, the Company reported net income. Diluted net income per common share reflects the allocation of earnings to participating securities under the two‑class method and the inclusion of dilutive share‑based awards in the diluted weighted‑average common shares outstanding.

The following table sets forth the computation of diluted net (loss) income per common share for the periods presented:

	Thirteen weeks ended
	March 28, 2026			March 29, 2025
	Loss to Common Shareholders	Common Shares	EPS	Earnings to Common Shareholders	Common Shares	EPS
	(in thousands, except per share data)
As reported - Class A Common Stock - basic	$(116,141)	8,369	$(13.88)	$19,873	9,180	$2.16
Class B Common Stock	(28,698)	2,068		4,477	2,068
Unvested participating shares (loss periods only)	(422)	30		—	—
Share-based awards - effect of dilutive common shares (income periods only)	—	—		—	11
Net earnings effect of unvested participating shares (income periods only)	—	—		0	—
Net (loss) income per common share -diluted	$(145,261)	10,467	$(13.88)	$24,350	11,259	$2.16

Table of Content

For the thirteen weeks ended March 28, 2026, in accordance with the two-class method, weighted‑average stock options to purchase 251,438 shares were outstanding but not included in computing dilutive income per common share because the net loss position of the Company made them anti‑dilutive.

For the thirteen weeks ended March 29, 2025, in accordance with the two-class method, weighted-average stock options to purchase 162,934 shares were outstanding but not included in computing dilutive income per common share because their effects were anti-dilutive.

Additionally, performance-based stock options to purchase 40,103 shares of Class A Common Stock and 85,209 performance-based stock awards were outstanding as of March 29, 2025, but not included in computing diluted income per common share because the performance criteria were not met as of the end of the reporting period.

I. Commitments and Contingencies

Contractual Obligations

As of March 28, 2026, projected cash outflows under non-cancellable contractual obligations are as follows:

Commitments
(in thousands)
Brand support	$121,800
Ingredients and packaging (excluding hops and malt)	47,700
Hops and malt	28,233
Equipment and machinery	14,130
Other	14,836
Total commitments	$226,699

The Company expects to pay $152.8 million of these obligations in the remainder of fiscal 2026, $22.7 million in fiscal 2027, $12.6 million in fiscal 2028, and $38.6 million in fiscal 2029 and thereafter. The commitment amounts exclude any impact related to the tariff programs announcement by the U.S. government.

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

Supplier Dispute. As previously reported, including in the Company’s Annual Report on Form 10-K for the year ended December 27, 2025, on December 31, 2022, Ardagh Metal Packaging USA Corp. (“Ardagh”) filed an action against the Company alleging, among other things, that the Company had failed or would fail to purchase contractual minimum volumes of certain aluminum beverage can containers in 2021 to 2026. The trial on the dispute commenced on March 23, 2026 and on April 6, 2026, the jury returned a verdict awarding damages to Ardagh. As a result of the verdict, during the first quarter of 2026 the Company recorded a non-recurring pre-tax litigation expense of $175.5 million and related pre-judgement interest expense of $36.5 million. The pre-judgement interest has not yet been determined and potential outcomes range between zero and $36.5 million. In addition, the Company recorded $4.0 million of legal fees within general and administrative expenses. The total pre‑tax impact of these items was $216.0 million. As of March 29, 2026, the $216.0 million litigation-related liability was included in accrued expenses and other current liabilities on the accompanying condensed consolidated balance sheet. The recorded amounts are within the range previously disclosed by the Company of between zero and $300 million, plus interest if assessed.

The Company denies that it breached the terms of the parties’ contract and intends to pursue all available post‑trial motions and appellate remedies. As of the filing date of this Quarterly Report, a final judgment has not been entered and post‑trial motions have not yet been filed. The Company cannot estimate when or if damages or interest will ultimately be paid or when this matter will ultimately be resolved.

Table of Content

J. Income Taxes

The following table presents the Company’s effective income tax rates for the thirteen weeks ended March 28, 2026 and March 29, 2025:

	Thirteen weeks ended
	March 28, 2026	March 29, 2025
Effective tax rate	23.1%	31.9%

For the thirteen weeks ended March 28, 2026, the Company recorded an income tax benefit, resulting in an effective tax rate of 23.1%, compared to an income tax provision with an effective tax rate of 31.9% for the thirteen weeks ended March 29, 2025. The change in the effective tax rate period over period was primarily driven by a pre‑tax loss in the first quarter of 2026 compared to pre‑tax income in the first quarter of 2025, as well as changes in the impact of non‑deductible expenses.

As of both March 28, 2026 and December 27, 2025, the Company had approximately $0.5 million of unrecognized income tax benefits.

The Company’s practice is to classify interest and penalties related to income tax matters in income tax expense. As of March 28, 2026 and December 27, 2025, the Company had approximately $0.1 million accrued for interest and penalties recorded in other liabilities.

The Company's federal income tax returns remain subject to examination for three years. The Company’s state income tax returns remain subject to examination for three or four years depending on the state’s statute of limitations. The Company is currently under one state income tax audit as of March 28, 2026.

K. Line of Credit

In December 2022, the Company amended its credit facility in place that provides for a $150.0 million revolving line of credit to extend the maturity date to December 16, 2027. Under the terms of the amended agreement, the Company may elect an interest rate for borrowings under the credit facility based on the applicable secured overnight financing rate ("SOFR") plus 1.1%. As of March 28, 2026, no borrowings were outstanding. As of March 28, 2026 and December 27, 2025, the Company was not in violation of any of its financial covenants to the lender under the credit facility and the unused balance of $150.0 million on the line of credit was available to the Company for future borrowings.

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

Table of Content

The Company’s cash and cash equivalents are held in money market funds. These money market funds are measured at fair value on a recurring basis and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The money market funds are invested substantially in United States Treasury and government securities. The Company does not adjust the quoted market price for such financial instruments. Cash, accounts receivable, and accounts payable are carried at their cost, which approximates fair value, because of their short-term nature. Other accrued expenses and liabilities, including accrued litigation‑related loss contingencies, accrued interest, and accrued legal costs, are measured at accrued amounts in accordance with their applicable accounting guidance and are not required to be recorded at fair value; accordingly, these amounts are excluded from the Company’s fair value measurements and related hierarchy disclosures.

As of March 28, 2026 and December 27, 2025, the Company had money market funds with a “Triple A” rated money market fund. The Company considers the “Triple A” rated money market fund to be a large, highly-rated investment-grade institution. As of March 28, 2026 and December 27, 2025, the Company’s cash and cash equivalents balance was $164.1 million and $223.4 million, respectively, including money market funds amounting to $157.8 million and $216.7 million, respectively.

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

M. Common Stock and Stock-Based Compensation

Option Activity

Information related to stock options under the Restated Employee Equity Incentive Plan and the Stock Option Plan for Non-Employee Directors and upper management is summarized as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Vested and expected to vest at December 27, 2025	289,550	$313.93
Granted	-	-
Exercised	-	-
Forfeited/ Expired	(37,418)	278.07
Outstanding at March 28, 2026	252,132	$319.26	6.18	$1,107,354
Exercisable at March 28, 2026	166,528	$361.81	4.57	$975,539
Vested and expected to vest at March 28, 2026	242,501	$325.59	5.99	$1,088,900

Of the total options outstanding as of March 28, 2026, 6,930 shares were performance-based options for which the performance criteria had yet to be achieved.

Non-Vested Shares Activity

The following table summarizes vesting activities of shares issued under the investment share program and restricted stock units:

	Number of Shares	Weighted Average Fair Value
Non-vested at December 27, 2025	229,603	$265.97
Granted	63,510	210.34
Vested	(55,142)	314.38
Forfeited	(19,675)	257.52
Non-vested at March 28, 2026	218,296	$238.32

Of the total non-vested shares as of March 28, 2026, 62,641 shares were performance-based shares for which the performance criteria had yet to be achieved.

Table of Content

On March 1, 2026, the Company granted a combined 52,427 shares of restricted stock units to certain officers, senior managers and key employees. Of the restricted stock units granted, 6,507 had performance-based vesting criteria. The remainder of restricted stock units granted on March 1, 2026 vests ratably over service periods of four years. Additionally, on March 1, 2026, employees elected to purchase a combined 11,083 shares under the Company’s investment share program. The weighted average fair value of the restricted stock units and investment shares, which are sold to employees at discount under its investment share program, was $226.78 and $132.59 per share, respectively.

Weighted average assumptions used to estimate fair values of shares purchased under the Company's investment share program are as follows:

2026
Expected volatility	36.1%
Risk-free interest rate	3.4%
Expected dividends	0.0%
Exercise factor	1.7
Discount for post-vesting restrictions	0.0%

Stock-Based Compensation

The following table provides information regarding stock-based compensation expense included in operating expenses in the accompanying condensed consolidated statements of comprehensive operations:

	Thirteen weeks ended
	March 28, 2026	March 29, 2025
	(in thousands)
Amounts included in advertising, promotional and selling expenses	$1,794	$2,240
Amounts included in general and administrative expenses	4,610	3,630
Total stock-based compensation expense	$6,404	$5,870

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

During the thirteen weeks ended March 28, 2026, the Company repurchased and subsequently retired 107,380 shares of its Class A Common Stock for an aggregate purchase price of $23.8 million. As of March 28, 2026, the Company had repurchased a cumulative total of approximately 15.9 million shares of its Class A Common Stock for an aggregate purchase price of approximately $1.395 billion and had approximately $205 million remaining on the $1.6 billion stock repurchase expenditure limit set by the Board of Directors.

N. Segment Reporting

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker ("CODM"), or decision making group, in deciding how to allocate resources in assessing performance. The Company has one operating segment and one reportable segment that produces and sells alcohol beverages under various brands. All brands are predominantly beverages that are manufactured using similar production processes, have comparable alcohol content, generally fall under the same regulatory environment, and are sold to the same types of customers in similar size quantities at similar price points, with similar profit margins, and through the same channels of distribution. The Company’s CODM is the chief executive officer.

The accounting policies of the segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance for the segment based on net (loss) income, which is reported on the income statement as consolidated net (loss) income. The measure of segment assets is reported on the balance sheet as total consolidated assets.

Table of Content

The table below summarizes the Company’s measures of segment net (loss) income that the CODM considered in determining how to allocate resources and assess segment performance for the thirteen weeks ended March 28, 2026, and March 29, 2025:

	Thirteen weeks ended
	March 28, 2026	March 29, 2025

	(in thousands)
Net revenue	$433,930	$453,867
Less:
Cost of goods sold	219,969	234,604
Salaries and benefits expenses	70,157	68,008
Advertising, promotional, and selling expenses (excluding salaries and benefits)	98,610	98,333
General and administrative expenses (excluding salaries and benefits)	23,612	19,146
Impairment of brewery assets	2	—
Litigation expense	212,035	—
Interest income, net	(1,890)	(2,331)
Other expense, net	363	264
Income tax (benefit) provision	(43,667)	11,431
Segment net (loss) income	$(145,261)	$24,412

O. Related Party Transactions

In 2019, as part of the merger with Dogfish Head, the Company entered into a lease with the Dogfish Head founders and other owners of buildings used in certain of the Company’s restaurant operations. The lease is for ten years with renewal options. The total payments due under the initial ten year term is $3.6 million. Total related party expense recognized for the thirteen weeks ended March 28, 2026 and March 29, 2025 related to the lease was approximately $0.1 million. Additionally, during the thirteen weeks ended March 28, 2026 and March 29, 2025, the Company incurred expenses of less than $0.1 million to various other suppliers affiliated with the Dogfish Head founders.

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

The Company was party to an International Brand Rights License Agreement, dated May 8, 2019 (the “License Agreement”), with Calagione International, LLC (“CILLC”), an entity owned and controlled by Director Samuel A. Calagione, III. The License Agreement, which was entered into in connection with the Dogfish Head Merger, granted CILLC exclusive rights to the Dogfish Head trademarks outside of the United States and Canada for a ten-year period, automatically renewable on an indefinite basis. On October 22, 2025, the Company and CILLC entered into a letter agreement terminating the License Agreement, reverting the rights back to the Company in exchange for a one-time payment of $0.1 million.

Table of Content

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of the Company for the thirteen week periods ended March 28, 2026, as compared to the thirteen week period ended March 29, 2025. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements of the Company and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2025.

RESULTS OF OPERATIONS

Thirteen Weeks Ended March 28, 2026 compared to Thirteen Weeks Ended March 29, 2025

	Thirteen Weeks Ended (in thousands, except per barrel)
	March 28, 2026			March 29, 2025			Amount change	% change	Per barrel change	Per barrel % change
Barrels sold		1,561			1,677		(116)	(6.9)%
		Per barrel	% of net revenue		Per barrel	% of net revenue
Net revenue	$433,930	$277.98	100.0%	$453,867	$270.64	100.0%	$(19,937)	(4.4)%	$7.34	2.7%
Cost of goods	219,969	140.92	50.7%	234,604	139.90	51.7%	(14,635)	(6.2)%	1.02	0.7%
Gross profit	213,961	137.06	49.3%	219,263	130.74	48.3%	(5,302)	(2.4)%	6.32	4.8%
Advertising, promotional, and selling expenses	140,076	89.73	32.3%	137,535	82.01	30.3%	2,541	1.8%	7.72	9.4%
General and administrative expenses	52,303	33.51	12.1%	47,952	28.59	10.6%	4,351	9.1%	4.92	17.2%
Impairment of brewery assets	2	—	0.0%	—	—	0.0%	2	>100%	-	>100%
Litigation expense	212,035	135.83	48.9%	—	—	0.0%	212,035	>100%	135.83	>100%
Total operating expenses	404,416	259.07	93.2%	185,487	110.60	40.9%	218,929	118.0%	148.47	134.2%
Operating (loss) income	(190,455)	(122.01)	(43.9)%	33,776	20.14	7.4%	(224,231)	(663.9)%	(142.15)	(705.8)%
Other income, net	1,527	0.98	0.4%	2,067	1.23	0.5%	(540)	(26.1)%	(0.25)	(20.3)%
Income before income tax (benefit) provision	(188,928)	(121.03)	(43.5)%	35,843	21.37	7.9%	(224,771)	(627.1)%	(142.40)	(666.4)%
Income tax (benefit) provision	(43,667)	(27.97)	(10.1)%	11,431	6.82	2.5%	(55,098)	(482.0)%	(34.79)	(510.1)%
Net (loss) income	$(145,261)	$(93.06)	(33.5)%	$24,412	$14.55	5.4%	$(169,673)	(695.0)%	$(107.61)	(739.6)%

Net revenue. Net revenue decreased by $19.9 million, or 4.4%, to $433.9 million for the thirteen weeks ended March 28, 2026, as compared to $453.9 million for the thirteen weeks ended March 29, 2025 primarily due to decreased sales volume impacts of $31.4 million, partially offset by increased pricing of $9.1 million, and favorable product mix of $0.9 million.

Volume. Total shipment volume decreased by 6.9% to 1,561,000 barrels for the thirteen weeks ended March 28, 2026, as compared to 1,677,000 barrels for the thirteen weeks ended March 29, 2025. The decrease was primarily driven by declines in the Twisted Tea and Truly brands, partially offset by growth in the Sun Cruiser brand. The first quarter of 2026 reflects challenging year‑over‑year comparisons, as distributors built inventories in the first quarter of 2025 to support the Sun Cruiser and Truly Unruly innovations, as well as modestly lower overall distributor inventory levels in 2026 resulting from improved supply chain responsiveness.

The Company believes distributor inventory as of March 28, 2026 was at an appropriate level for each of its brands and averaged approximately four and a half weeks on hand compared to five weeks at the end of the first quarter of 2025.

Net revenue per barrel. Net revenue per barrel increased by 2.7% to $277.98 per barrel for the thirteen weeks ended March 28, 2026, as compared to $270.64 per barrel for the comparable period in 2025, primarily due to increased pricing and favorable product mix.

Table of Content

Cost of goods sold. Cost of goods sold was $140.92 per barrel for the thirteen weeks ended March 28, 2026, as compared to $139.90 per barrel for the thirteen weeks ended March 29, 2025. The 2026 increase in cost of goods sold of $1.02, or 0.7% per barrel was primarily due to inflationary impacts of $12.5 million, or $8.01 per barrel, partially offset by contract renegotiations and recipe optimization savings of $5.5 million, or $3.52 per barrel, improved logistics optimization of $2.7 million, or $1.73 per barrel, lower third-party production payment amortization of $2.0 million, or $1.28 per barrel, and decreases in inventory obsolescence of $0.9 million, or $0.58 per barrel.

Inflationary impacts of $12.5 million consist primarily of increased aluminum costs of $11.0 million, inclusive of $4.3 million aluminum impact from tariffs, with total tariff-related impacts to cost of goods sold of $5.2 million, and increased internal brewery costs of $1.5 million.

Gross profit. Gross profit was $137.06 per barrel for the thirteen weeks ended March 28, 2026, as compared to $130.74 per barrel for the thirteen weeks ended March 29, 2025.

The Company includes freight charges related to the movement of finished goods from its manufacturing locations to distributor locations in its advertising, promotional and selling expense line item. As such, the Company’s gross margins may not be comparable to those of other entities that classify costs related to distribution differently.

Advertising, promotional, and selling expenses. Advertising, promotional and selling expenses increased by $2.5 million, or 1.8%, to $140.1 million for the thirteen weeks ended March 28, 2026, as compared to $137.5 million for the thirteen weeks ended March 29, 2025 resulting from higher freight costs of $2.5 million due to higher rates partially offset by lower volumes. The Company’s brand investments were flat compared to the first quarter of 2025.

Advertising, promotional and selling expenses were 32.3% of net revenue, or $89.73 per barrel, for the thirteen weeks ended March 28, 2026, as compared to 30.3% of net revenue, or $82.01 per barrel, for the thirteen weeks ended March 29, 2025. This increase per barrel is primarily due to increased freight rates. The Company invests in advertising and promotional campaigns that it believes will be effective, but there is no guarantee that such investments will generate sales growth.

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

General and administrative expenses. General and administrative expenses increased by $4.4 million, or 9.1%, to $52.3 million for the thirteen weeks ended March 28, 2026, as compared to $48.0 million for the thirteen weeks ended March 29, 2025, primarily due to higher legal and consulting costs. Excluding legal costs related to the non-recurring litigation expense discussed below, general and administrative expenses increased by $0.4 million from the first quarter of 2025 primarily due to increased consulting costs.

Litigation expense. During the first quarter of 2026 the Company recorded a pre-tax non-recurring litigation expense of $175.5 million and related pre-judgement interest expense of $36.5 million resulting from a verdict entered on April 6, 2026 awarding damages to a supplier. The pre-judgement interest has not yet been determined and potential outcomes range between zero and $36.5 million. In addition to the damages and interest, the Company has recorded legal fees of $4.0 million in general and administrative expenses for a total of $216.0 million pre-tax. The Company denies that it breached the terms of the parties’ contract and intends to pursue all available post‑trial motions and appellate remedies. As of the filing date of this Quarterly Report, a final judgment has not been entered and post‑trial motions remain pending. The Company cannot estimate when or if damages or interest will ultimately be paid or when this matter will ultimately be resolved.

Impairment of brewery assets. There was less than $0.1 million impairment of brewery assets during the thirteen weeks ended March 28, 2026.

Income tax provision. The Company's effective tax rate was a benefit of 23.1%, decreased from 31.9% in the prior year. The change in the tax rate for the thirteen weeks ended March 28, 2026 as compared to the thirteen weeks ended March 29, 2025, is primarily due to a pre-tax loss in the first quarter of 2026 compared to pre-tax income in the first quarter of 2025 and the change in impact of non-deductible expenses.

LIQUIDITY AND CAPITAL RESOURCES

Table of Content

The Company’s primary sources of liquidity are its existing cash balances, cash flows from operating activities and amounts available under its revolving credit facility. The Company’s material cash requirements include working capital needs, satisfaction of contractual commitments, stock repurchases, and investment in the Company’s business through capital expenditures.

Cash decreased to $164.1 million as of March 28, 2026 from $223.4 million as of December 27, 2025, primarily reflecting repurchases of the Company's Class A common stock, purchases of property, plant, and equipment and changes in operating assets and liabilities that resulted in net cash used in operating activities.

Cash used in or provided by operating activities consists of net (loss) income, adjusted for certain non-cash items, such as depreciation and amortization, stock-based compensation expense, and other non-cash items included in operating results, and changes in operating assets and liabilities, such as accounts receivable, inventory, accounts payable, and accrued expenses.

Cash used in operating activities for the thirteen weeks ended March 28, 2026 was driven by a net loss of $145.3 million, adjusted for $191.1 million of non‑cash items, and net cash outflows of $66.2 million related to changes in operating assets and liabilities. The non‑cash items primarily consisted of $212.0 million of litigation expense, partially offset by other non‑cash items. Cash provided by operating activities for the thirteen weeks ended March 29, 2025 was comprised of net income of $24.4 million and non-cash items of $15.0 million, partially offset by net cash outflows for operating assets and liabilities of $37.5 million. The increase in cash used by operating activities for the thirteen weeks ended March 28, 2026 compared to the thirteen weeks ended March 29, 2025 was primarily attributable to unfavorable changes in working capital, including the timing of cash outflows related to accounts payable, as the increase in accounts payable in 2026 was lower than in the prior‑year period.

The Company used $12.3 million in investing activities during the thirteen weeks ended March 28, 2026, as compared to $9.8 million during the thirteen weeks ended March 29, 2025. The increase in investing activity cash outflows is due to higher investment in the breweries during the current year. For both periods, capital investments were made mostly in the Company’s breweries to drive efficiencies and cost reductions and support product innovation and future growth.

Cash used in financing activities was $26.5 million during the thirteen weeks ended March 28, 2026, as compared to $51.4 million during the thirteen weeks ended March 29, 2025. The financing activity cash outflows in 2026 and 2025 comprised mostly of the repurchases of the Company's Class A common stock in the period.

During the period from December 28, 2025 through April 24, 2026, the Company repurchased and subsequently retired 137,912 shares of its Class A Common Stock for an aggregate purchase price of $31.2 million. As of April 25, 2026, the Company had repurchased a cumulative total of approximately 15.9 million shares of its Class A Common Stock for an aggregate purchase price of approximately $1.4 billion and had approximately $197 million remaining on the $1.6 billion stock repurchase expenditure limit set by the Board of Directors.

The Company expects that its cash balance as of March 28, 2026 of $164.1 million, along with its projected future operating cash flow and its unused line of credit balance of $150.0 million, will be sufficient to fund future cash requirements, including the potential litigation-related payments. The Company’s $150.0 million credit facility has a term not scheduled to expire until December 16, 2027. As of the date of this filing, the Company was not in violation of any of its covenants to the lender under the credit facility.

Table of Content

CRITICAL ACCOUNTING POLICIES

There were no material changes to the Company’s critical accounting policies during the three-month period ended March 28, 2026.

MARKET CONDITIONS AND TRENDS

Based on the information currently available and tariff programs announced by the U.S. government, the Company estimates tariffs will have an unfavorable cost impact for the full year 2026 of approximately $20 million to $30 million.

FORWARD-LOOKING STATEMENTS

In this Quarterly Report on Form 10-Q and in other documents incorporated herein, as well as in oral statements made by the Company, statements that are prefaced with the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” “designed” and similar expressions, are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, results of operations and financial position. These statements are based on the Company’s current expectations and estimates as to prospective events and circumstances about which the Company can give no firm assurance. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement to reflect subsequent events or circumstances. Forward-looking statements should not be relied upon as a prediction of actual future financial condition or results. These forward-looking statements, like any forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include the factors set forth below in addition to the other information set forth in this Quarterly Report on Form 10-Q and in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 27, 2025.

Table of Content

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since December 27, 2025, there have been no significant changes in the Company’s exposures to interest rate or foreign currency rate fluctuations. The Company currently does not enter into derivatives or other market risk sensitive instruments for the purpose of hedging or for trading purposes.

Item 4. CONTROLS AND PROCEDURES

As of March 28, 2026, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 28, 2026 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the thirteen weeks ended March 28, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Table of Content

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

For information regarding the Company's legal proceedings, refer to Note I of the Condensed Consolidated Financial Statements.

Item 1A. RISK FACTORS

In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, "Item 1A. Risk Factors" in the Company’s Annual Report on Form 10-K for the year ended December 27, 2025, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect its business, financial condition and/or operating results. There has been no material change in the risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 27, 2025.

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

As of April 24, 2026, the Company had repurchased a cumulative total of approximately 15.9 million shares of its Class A Common Stock for an aggregate purchase price of $1.4 billion and had $197 million remaining on the $1.6 billion share buyback expenditure limit set by the Board.

During the thirteen weeks ended March 28, 2026, the Company repurchased and subsequently retired 107,749 shares of its Class A Common Stock, including 369 unvested investment shares issued under the Investment Share Program of the Company’s Employee Equity Incentive Plan, as illustrated in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands)
December 28, 2025 - January 31, 2026	44,573	$208.89	44,304	$219,117
February 1, 2026 - February 28, 2026	27,870	230.59	27,870	212,690
March 1, 2026 - March 28, 2026	35,306	228.71	35,206	204,633
Total	107,749	$221.00	107,380	$204,633

As of April 24 2026, the Company had 8.3 million shares of Class A Common Stock outstanding and 2.1 million shares of Class B Common Stock outstanding.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

Item 4. MINE SAFETY DISCLOSURES

Not Applicable

Item 5. OTHER INFORMATION

Insider Trading Arrangements

No trading plans were adopted or terminated during the thirteen weeks ended March 28, 2026 by an executive officer or director that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) or a non-Rule 10b5-1(c) trading agreement.

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

10.1

Stockholder Rights Agreement, dated as of December, 1995, between The Boston Beer Company, Inc. and the initial Stockholders (incorporated by reference to the Company's Form 10-K, filed on April 1, 1996). (P)

10.2	Offer Letter to Diego Reynoso, Chief Financial Officer, dated July 21, 2023 (incorporated by reference to exhibit 10.1 to a Current Report on Form 8-K filed by the Company on July 24, 2023)

10.3	Offer Letter to Michael Spillane, Chief Executive Officer dated February 23, 2024 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on February 24, 2024.)

10.4	Offer Letter to Michael R. Crowley, Chief Sales Officer, dated August 15, 2023 (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K dated February 25, 2025).
10.5	Offer Letter to Tara Heath, Chief Legal Officer, General Counsel, dated August 8, 2022 (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K dated February 24, 2026)

10.6

Transition Agreement governing Mr. Spillane's ongoing relationship with the Company, dated August 1, 2025 (incorporated by reference as Exhibit 10.1 of the Company's Current Report on Form 8-K filed on August 1, 2025.)

10.7	Offer Letter to Philip A. Hodges, Chief Operating Officer dated October 20, 2025 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K/A filed on October 22, 2025).

*31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
*101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
*104	Cover page formatted as Inline XBRL and contained in Exhibit 101

* Filed with this report

Table of Content

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

THE BOSTON BEER COMPANY, INC
(Registrant)

Date: April 30, 2026	/s/ C. James Koch
C. James Koch
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: April 30, 2026	/s/ Diego Reynoso
Diego Reynoso
Chief Financial Officer
(Principal Financial Officer)