Form 10-Q
period 2026-06-27
BOSTON BEER CO INC
filed 2026-07-23
CIK 949870

Table of Content

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☒

Number of shares outstanding of each of the issuer’s classes of common stock, as of July 17, 2026:

Class A Common Stock, $.01 par value	8,223,681
Class B Common Stock, $.01 par value	2,068,000
(Title of each class)	(Number of shares)

Table of Content

THE BOSTON BEER COMPANY, INC.

FORM 10-Q

June 27, 2026

EX-31.1 Section 302 CEO Certification

EX-31.2 Section 302 CFO Certification

EX-32.1 Section 906 CEO Certification

EX-32.2 Section 906 CFO Certification

Table of Content

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	June 27, 2026	December 27, 2025

Current Assets:
Cash and cash equivalents	$265,549	$223,378
Accounts receivable, net	100,495	57,094
Inventories, net	118,118	92,532
Prepaid expenses and other current assets	27,184	20,316
Income tax receivable	4,466	24,259
Total current assets	515,812	417,579
Property, plant, and equipment, net	554,911	578,125
Operating right-of-use assets	24,716	30,229
Goodwill	112,529	112,529
Intangible assets, net	13,907	14,753
Third-party production prepayments	5,916	7,099
Note receivable	7,783	11,218
Other assets	19,520	22,063
Total assets	$1,255,094	$1,193,595
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$125,029	$94,975
Accrued expenses and other current liabilities	166,201	144,797
Accrued litigation expenses	192,646	—
Current operating lease liabilities	9,687	12,762
Total current liabilities	493,563	252,534
Deferred income taxes, net	21,347	64,785
Non-current operating lease liabilities	21,863	25,111
Other liabilities	3,749	4,885
Total liabilities	540,522	347,315
Commitments and Contingencies (See Note I)
Stockholders' Equity:
Class A Common Stock, $0.01 par value; 22,700,000 shares authorized; 8,224,038 and 8,408,458 issued and outstanding as of June 27, 2026 and December 27, 2025, respectively	82	84
Class B Common Stock, $0.01 par value; 4,200,000 shares authorized; 2,068,000 issued and outstanding as of June 27, 2026 and December 27, 2025	21	21
Additional paid-in capital	709,867	698,811
Accumulated other comprehensive loss	(614)	(380)
Retained earnings	5,216	147,744
Total stockholders' equity	714,572	846,280
Total liabilities and stockholders' equity	$1,255,094	$1,193,595

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(in thousands, except per share data)

(unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Revenue	$607,757	$625,425	$1,069,333	$1,106,782
Less excise taxes	39,419	37,476	67,065	64,966
Net revenue	568,338	587,949	1,002,268	1,041,816
Cost of goods sold	281,968	295,431	501,937	530,035
Gross profit	286,370	292,518	500,331	511,781
Operating expenses:
Advertising, promotional, and selling expenses	185,881	159,713	325,957	297,249
General and administrative expenses	48,878	45,751	101,180	93,702
Impairment of brewery assets	234	4,985	236	4,985
Litigation (reduction) expense	(19,389)	—	192,646	—
Total operating expenses	215,604	210,449	620,019	395,936
Operating income (loss)	70,766	82,069	(119,688)	115,845
Other income (expense), net:
Interest income, net	2,001	2,294	3,890	4,625
Other expense, net	(449)	(309)	(812)	(574)
Total other income (expense), net	1,552	1,985	3,078	4,051
Income (loss) before income tax provision (benefit)	72,318	84,054	(116,610)	119,896
Income tax provision (benefit)	20,751	23,621	(22,916)	35,051
Net income (loss)	$51,567	$60,433	$(93,694)	$84,845
Net income (loss) per common share – basic	$4.96	$5.45	$(8.99)	$7.59
Net income (loss) per common share – diluted	$4.96	$5.45	$(8.99)	$7.58
Weighted-average number of common shares – basic	10,387	11,090	10,427	11,183
Weighted-average number of common shares – diluted	10,358	11,067	10,427	11,163
Net income (loss)	$51,567	$60,433	$(93,694)	$84,845
Other comprehensive (loss) income:
Foreign currency translation adjustment	(127)	245	(235)	394
Total other comprehensive (loss) income	(127)	245	(235)	394
Comprehensive income (loss)	$51,440	$60,678	$(93,929)	$85,239

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Twenty-six weeks ended
	June 27, 2026	June 28, 2025
Cash flows provided by operating activities:
Net (loss) income	$(93,694)	$84,845
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	42,563	45,178
Impairment of brewery assets	236	4,985
Gain on sale of property, plant, and equipment	(78)	(42)
Litigation expense	192,646	—
Change in right-of-use assets	5,513	(8,405)
Stock-based compensation expense	11,470	10,924
Deferred income taxes	(43,439)	(10,517)
Other non-cash income	(282)	(20)
Changes in operating assets and liabilities:
Accounts receivable	(43,399)	(31,388)
Inventories	(25,801)	(17,404)
Prepaid expenses and other current assets	(7,091)	(6,625)
Income tax receivable	19,793	6,643
Third-party production prepayments	1,183	5,151
Brewery-related assets and cloud computing	3,000	2,673
Other non-current assets	(242)	(1,042)
Accounts payable	34,452	25,449
Accrued expenses and other current liabilities	27,322	9,668
Operating lease liabilities	(6,323)	7,923
Other non-current liabilities	(254)	423
Net cash provided by operating activities	117,575	128,419
Cash flows used in investing activities:
Purchases of property, plant, and equipment	(22,865)	(24,156)
Proceeds from disposal of property, plant, and equipment	78	42
Net cash used in investing activities	(22,787)	(24,114)
Cash flows used in financing activities:
Repurchases and retirement of Class A common stock	(49,957)	(101,617)
Proceeds from exercise of stock options and sale of investment shares	1,158	833
Cash paid on finance leases	(847)	(848)
Payment of tax withholding on stock-based payment awards and investment shares	(2,971)	(2,060)
Net cash used in financing activities	(52,617)	(103,692)
Change in cash and cash equivalents	42,171	613
Cash and cash equivalents at beginning of period	223,378	211,819
Cash and cash equivalents at end of period	$265,549	$212,432
Supplemental disclosure of cash flow information:
Income tax payment, net	$(774)	$(22,661)
Cash paid for amounts included in measurement of lease liabilities
Operating cash outflows from operating leases	$6,963	$6,656
Operating cash outflows from finance leases	$31	$80
Financing cash outflows from finance leases	$847	$848
Right-of-use assets obtained in exchange for operating lease obligations	$-	$13,630
Right-of-use-assets obtained in exchange for finance lease obligations	$271	$-
Decrease in accounts payable for purchases of property, plant, and equipment	$(4,397)	$(50)
Non-cash financing activity – decrease in accrued excise taxes on share repurchases	$(1,121)	$(1,399)
Non-cash investing activity - application of supplier shortfall fees to reduce notes receivable and accrued expenses	$3,937	$6,008

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the thirteen and twenty-six weeks ended June 27, 2026 and June 28, 2025

(in thousands)

(unaudited)

						Accumulated	(Accumulated
	Class A	Class A	Class B	Class B	Additional	Other	Deficit)	Total
	Common	Common	Common	Common	Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Stock, Par	Shares	Stock, Par	Capital	Loss	Earnings	Equity
Balance at December 27, 2025	8,408	$84	2,068	$21	$698,811	$(380)	$147,744	$846,280
Net loss							(145,261)	(145,261)
Stock options exercised and restricted shares activities	42	0			(871)			(871)
Stock-based compensation expense					6,404			6,404
Repurchase and retirement of Class A Common Stock	(107)	(1)					(23,850)	(23,851)
Foreign currency translation adjustment						(107)		(107)
Balance at March 28, 2026	8,343	$83	2,068	$21	$704,344	$(487)	$(21,367)	$682,594
Net income							51,567	51,567
Stock options exercised and restricted shares activities	5	0			457			457
Stock-based compensation expense					5,066			5,066
Repurchase and retirement of Class A Common Stock	(124)	(1)					(24,984)	(24,985)
Foreign currency translation adjustment						(127)		(127)
Balance at June 27, 2026	8,224	$82	2,068	$21	$709,867	$(614)	$5,216	$714,572

Table of Content

		Class A				Accumulated
	Class A	Common	Class B	Class B	Additional	Other		Total
	Common	Stock,	Common	Common	Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Par	Shares	Stock, Par	Capital	Loss	Earnings	Equity
Balance at December 28, 2024	9,263	$93	2,068	$21	$676,454	$(696)	$240,315	$916,187
Net income							24,412	24,412
Stock options exercised and restricted shares activities	32	0			10			10
Stock-based compensation expense					5,870			5,870
Repurchase and retirement of Class A Common Stock	(202)	(2)					(49,616)	(49,618)
Foreign currency translation adjustment						149		149
Balance at March 29, 2025	9,093	$91	2,068	$21	$682,334	$(547)	$215,111	$897,010
Net income							60,433	60,433
Stock options exercised and restricted shares activities	2	0			28			28
Stock-based compensation expense					5,054			5,054
Repurchase and retirement of Class A Common Stock	(217)	(2)					(50,429)	(50,431)
Foreign currency translation adjustment						245		245
Balance at June 28, 2025	8,878	$89	2,068	$21	$687,416	$(302)	$225,115	$912,339

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

The accompanying unaudited condensed consolidated balance sheet as of June 27, 2026, and the unaudited condensed consolidated statements of comprehensive operations, stockholders’ equity, and cash flows for the interim periods ended June 27, 2026 and June 28, 2025, respectively, have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnotes normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. All intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to previously reported captioned amounts within operating cash flow activities to conform to the fiscal 2026 presentation of disaggregated activity. These condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 27, 2025.

In the opinion of the Company’s management, the Company’s unaudited condensed consolidated balance sheet as of June 27, 2026 and the results of its condensed consolidated comprehensive operations, stockholders’ equity, and cash flows for the interim periods ended June 27, 2026 and June 28, 2025, reflect all adjustments necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.

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

C. Revenue Recognition

Table of Content

The breakdown of revenue during the thirteen and twenty-six weeks ended June 27, 2026 and June 28, 2025 were as follows:

	Thirteen weeks ended		Twenty-six weeks ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Shipments to domestic distributors	94%	93%	93%	94%
Shipments to international distributors	5%	6%	6%	5%
Sales at retail locations	1%	1%	1%	1%
	100%	100%	100%	100%

The Company recognizes revenue when obligations under the terms of a contract with its customer are satisfied; generally, this occurs with the transfer of title of its products. Revenue is measured as the amount of consideration expected to be received in exchange for transferring products. If the conditions for revenue recognition are not met, the Company defers the revenue until all conditions are met. As of June 27, 2026 and December 27, 2025, the Company has deferred $27.9 million and $13.3 million, respectively, in revenue related to product shipped prior to these dates. These amounts are included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.

Customer promotional discount programs are entered into by the Company with distributors for certain periods of time. The reimbursements for discounts to distributors are recorded as reductions to net revenue and were $27.2 million and $41.0 million for the thirteen and twenty-six weeks ended June 27, 2026, respectively, and $21.6 million and $33.9 million for the thirteen and twenty-six weeks ended June 28, 2025, respectively. The agreed-upon discount rates are applied to certain distributors' sales to retailers, based on volume metrics, in order to determine the total discounted amount. The computation of the discount allowance requires that management make certain estimates and assumptions that affect the timing and amounts of revenue and liabilities recorded. Actual promotional discounts owed and paid have historically been in line with allowances recorded by the Company; however, the amounts could differ from the estimated allowance.

Customer programs and incentives are a common practice in the alcohol beverage industry. Amounts paid in connection with customer programs and incentives are recorded as reductions to net revenue or as advertising, promotional and selling expenses, based on the nature of the expenditure. Customer incentives and other payments made to distributors are primarily based upon performance of certain marketing and advertising activities. Depending on applicable state laws and regulations, these activities promoting the Company's products may include, but are not limited to point-of-sale and merchandise placement, samples, product displays, promotional programs at retail locations and meals, travel and entertainment. Amounts paid to customers in connection with these programs that were recorded as reductions to net revenue or as advertising, promotional and selling expenses for the thirteen and twenty-six weeks ended June 27, 2026 and June 28, 2025 were as follows:

	Thirteen weeks ended		Twenty-six weeks ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
	(in thousands)		(in thousands)
Amount recorded as a reduction to net revenue	$15,945	$10,152	$23,388	$18,946
Amount recorded as advertising, promotional and selling expenses	7,297	4,955	11,730	9,089
Total customer programs and incentives	$23,242	$15,107	$35,118	$28,035

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

	June 27, 2026	December 27, 2025

Current inventory:
Raw materials	$46,612	$37,395
Work in process	20,247	20,369
Finished goods	51,259	34,768
Total current inventory	118,118	92,532
Long term inventory	7,512	7,298
Total inventory	$125,630	$99,830

As of June 27, 2026 and December 27, 2025, the Company has recorded inventory obsolescence reserves of $8.5 million and $11.1 million, respectively.

E. Goodwill and Intangible Assets

Goodwill. No impairment of goodwill was recorded in any period.

Intangible assets. The Company’s intangible assets as of June 27, 2026 and December 27, 2025 were as follows:

		As of June 27, 2026			December 27, 2025
			Accumulated	Net Book	Gross Carrying	Accumulated	Net Book
	Life (Years)	Value	Amortization	Value	Value	Amortization	Value
				(in thousands)			(in thousands)
Customer relationships	15	$3,800	$(1,773)	$2,027	$3,800	$(1,647)	$2,153
Trademarks	10	14,400	(2,520)	11,880	14,400	(1,800)	12,600
Total intangible assets, net		$18,200	$(4,293)	$13,907	$18,200	$(3,447)	$14,753

Amortization expense in the thirteen and twenty-six weeks ended June 27, 2026 was approximately $0.4 million and $0.8 million. The Company expects to record future amortization expense as follows:

Fiscal Year	Amount (in thousands)
2026	$847
2027	1,693
2028	1,693
2029	1,693
2030	1,693
2031	1,693
Thereafter	4,595
Total amortization expense	$13,907

Table of Content

F. Third-Party Production Payments

During the thirteen and twenty-six weeks ended June 27, 2026, the Company produced approximately 84% and 89%, respectively, of its domestic volume at Company-owned production facilities. During the thirteen and twenty-six weeks ended June 28, 2025, the Company produced approximately 76% and 80%, respectively, of its domestic volume at Company-owned production facilities. In the normal course of its business, the Company has historically entered into various production arrangements with other beverage companies. Pursuant to these arrangements, the Company generally supplies raw materials and packaging to those companies and incurs conversion fees for labor at the time the liquid is produced and packaged.

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

During the thirteen and twenty-six weeks ended June 27, 2026, City Brewing supplied approximately 15% and 11%, respectively, of the Company’s domestic shipment volume. During the thirteen and twenty-six weeks ended June 28, 2025, City Brewing supplied approximately 24% and 20%, respectively, of the Company’s domestic shipment volume. In accordance with the production services agreement, the Company has made payments to City Brewing which were principally used for capital improvements at City Brewing facilities. These payments are being expensed over the terms of the agreements. During the thirteen and twenty-six weeks ended June 27, 2026, third-party production prepayment expense was $0.6 million and $1.2 million, respectively. During the thirteen and twenty-six weeks ended June 28, 2025, third-party production prepayment expense was $2.6 million and $5.2 million, respectively. The remaining net book value of these third-party production prepayments is $5.9 million as of June 27, 2026, which is expected to be expensed to cost of goods sold ratably based on committed annual production capacity through December 31, 2028.

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

At current production volume projections, the Company believes that it will fall short of its future annual volume commitments under the City Brewing and Rauch agreements and will incur shortfall fees. The Company expenses the shortfall fees during the contractual period, when such fees are incurred, as a component of cost of goods sold. During the thirteen weeks and twenty-six weeks ended June 27, 2026, the Company incurred $1.0 million and $2.0 million, respectively, in shortfall fees. During the thirteen weeks and twenty-six weeks ended June 28, 2025, the Company incurred $5.7 million and $6.5 million, respectively, in shortfall fees. At current volume projections, the Company anticipates that it will recognize approximately $20 million of shortfall fees in the future, with $5 million forecasted to be expensed in the remainder of 2026 and $15 million expected to be expensed in future years thereafter.

As of June 27, 2026, if volume for the remaining term of the City Brewing, Rauch and other production arrangements was zero, the total contractual shortfall and termination fees, with advance notice as specified in the related contractual agreements, would total approximately $25 million with $5 million due in 2026 and $20 million due in future years thereafter.

The Company has regular discussions with its third-party production suppliers related to its future capacity needs and the terms of its contracts. Changes to volume estimates, future amendments or cancellations of existing contracts could accelerate or change total shortfall fees expected to be incurred.

Table of Content

G. Note Receivable

The Company and City Brewing entered into a Loan and Security agreement on January 2, 2024, at which time payment of $20 million was made by the Company to City Brewing. Repayment of the note receivable plus an agreed investment return for a combined total of $22.4 million will be credited to the Company through reductions of shortfall fees, subject to annual repayment limits and through other payments or credits, should owed shortfall fees be lower than these annual repayment limits. The final maturity date of the loan is December 31, 2028.

The Company determined the fair value of the note receivable on the issuance date to be $18.6 million. The $1.4 million difference between the cash paid to City Brewing of $20.0 million and the fair value of the note of $18.6 million on issuance date has been recorded as a third-party production prepayment asset and will be recognized as a component of cost of goods sold over the term of the third-party production arrangement. The unamortized balance was $0.3 million as of June 27, 2026. Interest income on the note receivable is being recognized over the term of the loan, which is to be repaid in full no later than December 31, 2028.

As of June 27, 2026, the Company had $7.8 million fair value remaining on the note receivable.

H. Net Income (Loss) per Share

The Company calculates net income (loss) per share using the two-class method, which requires the Company to allocate net income (loss) to its Class A Common Shares, Class B Common Shares and unvested share-based payment awards that participate in dividends with common stock, in the calculation of net income (loss) per share.

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

Table of Content

Net Income (Loss) per Common Share - Basic

The following table sets forth the computation of basic net income (loss) per share using the two-class method:

	Thirteen weeks ended		Twenty-six weeks ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
	(in thousands, except per share data)		(in thousands, except per share data)
Net income (loss)	$51,567	$60,433	$(93,694)	$84,845
Allocation of net income (loss) for basic:
Class A Common Stock	$41,145	$48,993	$(74,834)	$68,927
Class B Common Stock	10,266	11,269	(18,582)	15,689
Unvested participating shares	156	171	(278)	229
	$51,567	$60,433	$(93,694)	$84,845
Weighted average number of shares for basic:
Class A Common Stock	8,288	8,990	8,328	9,086
Class B Common Stock	2,068	2,068	2,068	2,068
Unvested participating shares	31	32	31	29
	10,387	11,090	10,427	11,183
Net income (loss) per share for basic:
Class A Common Stock	$4.96	$5.45	$(8.99)	$7.59
Class B Common Stock	$4.96	$5.45	$(8.99)	$7.59

Net Income (Loss) per Common Share - Diluted

The Company calculates diluted net income (loss) per common share using the more dilutive of (i) the treasury stock method or (ii) the two-class method, which assumes participating securities remain outstanding and are not exercised or converted.

For the twenty-six weeks ended June 27, 2026, the Company reported a net loss. Accordingly, all potential common shares were anti-dilutive, and diluted net loss per common share was equal to basic net loss per common share. As a result, the calculation of diluted net loss per common share reflects the same allocation of net loss and weighted-average common shares outstanding used in the calculation of basic net loss per common share.

For the thirteen weeks ended June 27, 2026 and the thirteen and twenty-six weeks ended June 28, 2025, the Company reported net income. Diluted net income per common share reflects both the allocation of earnings to participating securities under the two-class method and the effect of dilutive share-based awards included in diluted weighted-average common shares outstanding.

Table of Content

The following table presents the calculation of diluted net income (loss) per common share for the periods presented:

	Thirteen weeks ended
	June 27, 2026			June 28, 2025
	Earnings to Common Shareholders	Common Shares	EPS	Earnings to Common Shareholders	Common Shares	EPS
	(in thousands, except per share data)
As reported - Class A Common Stock - basic	$41,145	8,288	$4.96	$48,993	8,990	$5.45
Class B Common Stock	10,266	2,068		11,269	2,068
Unvested participating shares (loss periods only)	—	—		—	—
Share-based awards - effect of dilutive common shares (income periods only)	—	2		—	9
Net earnings effect of unvested participating shares (income periods only)	—	—		—	—
Net income per common share -diluted	$51,411	10,358	$4.96	$60,262	11,067	$5.45

	Twenty-six weeks ended
	June 27, 2026			June 28, 2025
	Loss to Common Shareholders	Common Shares	EPS	Earnings to Common Shareholders	Common Shares	EPS
	(in thousands, except per share data)
As reported - Class A Common Stock - basic	$(74,834)	8,328	$(8.99)	$68,927	9,086	$7.59
Class B Common Stock	(18,582)	2,068		15,689	2,068
Unvested participating shares (loss periods only)	(278)	31		—	—
Share-based awards - effect of dilutive common shares (income periods only)	—	—		—	9
Net earnings effect of unvested participating shares (income periods only)	—	—		—	—
Net income (loss) per common share -diluted	$(93,694)	10,427	$(8.99)	$84,616	11,163	$7.58

For the thirteen weeks ended June 27, 2026, in accordance with the two-class method, weighted-average stock options to purchase 230,175 were outstanding but not included in computing dilutive income per common share because their effects were anti-dilutive.

For the twenty-six weeks ended June 27, 2026, in accordance with the two-class method, weighted‑average stock options to purchase 234,074 shares were outstanding but not included in computing dilutive income per common share because the net loss position of the Company made them anti‑dilutive. Additionally, performance-based stock options to purchase 6,930 shares of Class A Common Stock were outstanding as of June 27, 2026 but not included in computing diluted income per common share because the performance criteria were not met as of the end of the reporting period.

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

Table of Content

I. Commitments and Contingencies

Contractual Obligations

As of June 27, 2026, projected cash outflows under non-cancellable contractual obligations are as follows:

Commitments
(in thousands)
Brand support	$122,105
Hops and malt	30,732
Ingredients and packaging (excluding hops and malt)	29,294
Equipment and machinery	18,681
Other	21,856
Total commitments	$222,668

The Company expects to pay $138.1 million of these obligations in the remainder of fiscal 2026, $28.0 million in fiscal 2027, $15.8 million in fiscal 2028, and $40.8 million in fiscal 2029 and thereafter. The commitment amounts exclude any impact related to the tariff programs announcement by the U.S. government.

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

Supplier Dispute. As previously reported, including in the Company's Annual Report on Form 10-K for the year ended December 27, 2025, on December 31, 2022, Ardagh Metal Packaging USA Corp. ("Ardagh") filed an action against the Company alleging, among other things, that the Company had failed or would fail to purchase contractual minimum volumes of certain aluminum beverage can containers during the 2021 through 2026 periods. The trial commenced on March 23, 2026 and, on April 6, 2026, a jury returned a verdict awarding damages to Ardagh.

As a result of the verdict, during the first quarter of 2026, the Company recorded a non-recurring pre-tax litigation expense of $175.5 million and accrued $36.5 million of estimated pre-judgment interest expense. In addition, the Company recorded $4.0 million of legal fees within general and administrative expenses. The total pre-tax impact of these items was $216.0 million.

On May 26, 2026, the court entered an amended final judgment awarding damages of $175.5 million and determining pre-judgment interest of $15.5 million. As a result, during the second quarter of 2026, the Company recorded a $21.1 million reduction in pre-judgment interest expense and $1.7 million of post-judgment interest expense, resulting in a net pre-tax benefit of $19.4 million within litigation expense. In addition, the Company recorded $1.4 million of associated legal fees, which were included in general and administrative expenses. The net pre-tax benefit from these items in the second quarter of 2026 was $18.0 million.

Through June 27, 2026, the cumulative pre-tax impact of the Ardagh litigation was expense of $198.1 million, consisting of $175.5 million of damages, $17.2 million of net pre- and post-judgment interest expense, and $5.4 million of legal fees.

The Company denies that it breached the terms of the parties’ contract and intends to pursue all available post‑trial motions and appellate remedies. To that end, the Company filed a post-trial motion on June 8, 2026, Ardagh responded on July 8, 2026, and the Company filed its reply on July 23, 2026. The Company also filed a Notice of Appeal which is stayed pending the district court’s ruling on the Company’s post trial motion.

The Company cannot estimate when or if damages or interest will ultimately be paid or when this matter will ultimately be resolved.

Table of Content

J. Income Taxes

The following table presents the Company’s effective income tax rates for the thirteen and twenty-six weeks ended June 27, 2026 and June 28, 2025:

	Thirteen weeks ended		Twenty-six weeks ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Effective tax rate	28.7%	28.1%	19.7%	29.2%

For the thirteen weeks ended June 27, 2026, the Company recorded an income tax provision, resulting in an effective tax rate of 28.7%. For the twenty-six weeks ended June 27, 2026, the Company recorded an income tax benefit, resulting in an effective tax rate of 19.7%. For the thirteen and twenty-six weeks ended June 28, 2025, the Company recorded an income tax provision, resulting in an effective tax rate of 28.1% and 29.2%, respectively. The change in the effective tax rate period over period was primarily driven by a pre‑tax loss in the first quarter of 2026 compared to pre‑tax income in the first quarter of 2025, as well as changes in the impact of non‑deductible expenses.

As of both June 27, 2026 and December 27, 2025, the Company had approximately $0.5 million of unrecognized income tax benefits.

The Company’s practice is to classify interest and penalties related to income tax matters in income tax expense. As of June 27, 2026 and December 27, 2025, the Company had approximately $0.1 million accrued for interest and penalties recorded in other liabilities.

The Company's federal income tax returns remain subject to examination for three years. The Company’s state income tax returns remain subject to examination for three or four years depending on the state’s statute of limitations. The Company is currently under one state income tax audit as of June 27, 2026.

K. Line of Credit

In December 2022, the Company amended its credit facility in place that provides for a $150.0 million revolving line of credit to extend the maturity date to December 16, 2027. Under the terms of the amended agreement, the Company may elect an interest rate for borrowings under the credit facility based on the applicable secured overnight financing rate ("SOFR") plus 1.1%. As of June 27, 2026, no borrowings were outstanding. As of June 27, 2026 and December 27, 2025, the Company was not in violation of any of its financial covenants to the lender under the credit facility and the unused balance of $150.0 million on the line of credit was available to the Company for future borrowings.

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

As of June 27, 2026 and December 27, 2025, the Company had money market funds with a “Triple A” rated money market fund. The Company considers the “Triple A” rated money market fund to be a large, highly-rated investment-grade institution. As of June 27, 2026 and December 27, 2025, the Company’s cash and cash equivalents balance was $265.5 million and $223.4 million, respectively, including money market funds amounting to $258.7 million and $216.7 million, respectively.

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

M. Common Stock and Stock-Based Compensation

Option Activity

Information related to stock options under the Restated Employee Equity Incentive Plan and the Stock Option Plan for Non-Employee Directors and upper management is summarized as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Vested and expected to vest at December 27, 2025	289,550	$313.93
Granted	4,146	181.63
Exercised	(3,120)	157.58
Forfeited/ Expired	(53,206)	296.05
Outstanding at June 27, 2026	237,370	$317.69	5.59	$368,034
Exercisable at June 27, 2026	151,766	$363.50	3.64	$368,034
Vested and expected to vest at June 27, 2026	227,739	$324.37	5.38	$368,034

Of the total options outstanding as of June 27, 2026, 6,930 shares were performance-based options for which the performance criteria had yet to be achieved.

On May 27, 2026, the Company granted options to purchase an aggregate of 4,146 shares of the Company’s Class A Common Stock to the Company’s non-employee Directors. All of the options vested immediately on the date of the grant. These options have a fair value and exercise price per share of $94.18 and $181.63, respectively.

Non-Vested Shares Activity

The following table summarizes vesting activities of shares issued under the investment share program and restricted stock units:

	Number of Shares	Weighted Average Fair Value
Non-vested at December 27, 2025	229,603	$265.97
Granted	65,658	209.40
Vested	(56,768)	312.25
Forfeited	(27,486)	253.66
Non-vested at June 27, 2026	211,007	$237.52

Table of Content

Of the total non-vested shares as of June 27, 2026, 62,024 shares were performance-based shares for which the performance criteria had yet to be achieved.

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

On May 27, 2026, the Company granted a combined 2,148 shares of restricted stock units to the Company’s non-employee Directors, of which all shares vest one year from the grant date. The fair value of the restricted stock units was $181.63 per share.

Stock-Based Compensation

The following table provides information regarding stock-based compensation expense included in operating expenses in the accompanying condensed consolidated statements of comprehensive operations:

	Thirteen weeks ended		Twenty-six weeks ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
	(in thousands)		(in thousands)
Amounts included in advertising, promotional and selling expenses	$1,612	$1,764	$3,405	$4,005
Amounts included in general and administrative expenses	3,454	3,290	8,065	6,919
Total stock-based compensation expense	$5,066	$5,054	$11,470	$10,924

Weighted average assumptions used to estimate fair values of stock options on the date of grants and shares purchased under the Company's investment share program are as follows:

2026
Expected volatility	37.3%
Risk-free interest rate	3.7%
Expected dividends	0.0%
Exercise factor	2.0
Discount for post-vesting restrictions	0.0%

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

During the thirteen and twenty-six weeks ended June 27, 2026, the Company repurchased and subsequently retired 123,649 and 231,029 shares of its Class A Common Stock, respectively, for an aggregate purchase price of $24.7 million and $48.5 million, respectively. As of June 27, 2026, the Company had repurchased a cumulative total of approximately 16 million shares of its Class A Common Stock for an aggregate purchase price of approximately $1.42 billion and had approximately $180 million remaining on the $1.6 billion stock repurchase expenditure limit set by the Board of Directors.

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

The accounting policies of the segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance for the segment based on net income (loss), which is reported on the income statement as consolidated net income (loss). The measure of segment assets is reported on the balance sheet as total consolidated assets.

The table below summarizes the Company’s measures of segment net income (loss) that the CODM considered in determining how to allocate resources and assess segment performance for the thirteen and twenty-six weeks ended June 27, 2026, and June 28, 2025:

	Thirteen weeks ended		Twenty-six weeks ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025

	(in thousands)		(in thousands)
Net revenue	$568,338	$587,949	$1,002,268	$1,041,816
Less:
Cost of goods sold	281,968	295,431	501,937	530,035
Salaries and benefits expenses	63,077	58,739	133,234	126,747
Advertising, promotional, and selling expenses (excluding salaries and benefits)	147,433	124,359	246,043	222,693
General and administrative expenses (excluding salaries and benefits)	24,249	22,366	47,860	41,511
Impairment of brewery assets	234	4,985	236	4,985
Litigation (reduction) expense	(19,389)	—	192,646	—
Interest income, net	(2,001)	(2,294)	(3,890)	(4,625)
Other expense, net	449	309	812	574
Income tax provision (benefit)	20,751	23,621	(22,916)	35,051
Segment net income (loss)	$51,567	$60,433	$(93,694)	$84,845

O. Related Party Transactions

In 2019, as part of the merger with Dogfish Head, the Company entered into a lease with the Dogfish Head founders and other owners of buildings used in certain of the Company’s restaurant operations. The lease is for ten years with renewal options. The total payments due under the initial ten year term is $3.6 million. Total related party expense recognized for the thirteen weeks ended June 27, 2026 and June 28, 2025 related to the lease was approximately $0.1 million. Total related party expense recognized for the twenty-six weeks ended June 27, 2026 and June 28, 2025 related to the lease was approximately $0.2 million. Additionally, during the thirteen and twenty-six weeks ended June 27, 2026 and June 28, 2025, the Company incurred expenses of less than $0.1 million to various other suppliers affiliated with the Dogfish Head founders.

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

Table of Content

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of the Company for the thirteen and twenty-six week periods ended June 27, 2026, as compared to the thirteen and twenty-six week periods ended June 28, 2025. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements of the Company and Notes there to included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2025.

RESULTS OF OPERATIONS

Thirteen Weeks Ended June 27, 2026 compared to Thirteen Weeks Ended June 28, 2025

	Thirteen Weeks Ended (in thousands, except per barrel)
	June 27, 2026			June 28, 2025			Amount change	% change	Per barrel change	Per barrel % change
Barrels sold		2,047			2,144		(97)	(4.5)%
		Per barrel	% of net revenue		Per barrel	% of net revenue
Net revenue	$568,338	$277.64	100.0%	$587,949	$274.23	100.0%	$(19,611)	(3.3)%	$3.41	1.2%
Cost of goods	281,968	137.75	49.6%	295,431	137.79	50.2%	(13,463)	(4.6)%	(0.04)	(0.0)%
Gross profit	286,370	139.89	50.4%	292,518	136.44	49.8%	(6,148)	(2.1)%	3.45	2.5%
Advertising, promotional, and selling expenses	185,881	90.81	32.7%	159,713	74.49	27.2%	26,168	16.4%	16.32	21.9%
General and administrative expenses	48,878	23.88	8.6%	45,751	21.34	7.8%	3,127	6.8%	2.54	11.9%
Impairment of brewery assets	234	0.11	0.0%	4,985	2.33	0.8%	(4,751)	(95.3)%	(2.22)	(95.3)%
Litigation reduction	(19,389)	(9.47)	(3.4)%	—	—	0.0%	(19,389)	>100%	(9.47)	>100%
Total operating expenses	215,604	105.33	37.9%	210,449	98.16	35.8%	5,155	2.4%	7.17	7.3%
Operating income	70,766	34.56	12.5%	82,069	38.28	14.0%	(11,303)	(13.8)%	(3.72)	(9.7)%
Other income, net	1,552	0.76	0.3%	1,985	0.93	0.3%	(433)	(21.8)%	(0.17)	(18.3)%
Income before income tax provision	72,318	35.32	12.7%	84,054	39.21	14.3%	(11,736)	(14.0)%	(3.89)	(9.9)%
Income tax provision	20,751	10.14	3.7%	23,621	11.02	4.0%	(2,870)	(12.2)%	(0.88)	(8.0)%
Net income	$51,567	$25.18	9.1%	$60,433	$28.19	10.3%	$(8,866)	(14.7)%	$(3.01)	(10.7)%

Net revenue. Net revenue decreased by $19.6 million, or 3.3%, to $568.3 million for the thirteen weeks ended June 27, 2026, as compared to $587.9 million for the thirteen weeks ended June 28, 2025 primarily due to decreased sales volume impacts of $26.6 million and increased sales incentives of $6.3 million, partially offset by favorable product mix of $8.4 million, and increased pricing of $5.4 million.

Volume. Total shipment volume decreased by 4.5% to 2,047,000 barrels for the thirteen weeks ended June 27, 2026, as compared to 2,144,000 barrels for the thirteen weeks ended June 28, 2025. The decrease was primarily driven by decreases in Twisted Tea, Truly, Samuel Adams and Hard Mountain Dew brands that were partially offset by increases in Sun Cruiser and Angry Orchard brands.

The Company believes distributor inventory as of June 27, 2026 was at an appropriate level for each of its brands and averaged approximately four and a half weeks which was consistent with the weeks on hand at the end of June 2025.

Net revenue per barrel. Net revenue per barrel increased by 1.2% to $277.64 per barrel for the thirteen weeks ended June 27, 2026, as compared to $274.23 per barrel for the comparable period in 2025, primarily due to increased pricing and favorable product mix.

Table of Content

Cost of goods sold. Cost of goods sold was $137.75 per barrel for the thirteen weeks ended June 27, 2026, as compared to $137.79 per barrel for the thirteen weeks ended June 28, 2025. The 2026 cost of goods sold per barrel was flat to 2025 primarily due to inflationary impacts of $19.2 million, or $9.38 per barrel, offset by brewery efficiencies of $10.9 million, or $5.33 per barrel, contract renegotiations and recipe optimization savings of $5.2 million, or $2.54 per barrel, and decreases in inventory obsolescence of $3.9 million, or $1.91 per barrel.

Inflationary impacts of $19.2 million consist primarily of increased material costs, mainly from aluminum, of $18.2 million, inclusive of $2.9 million impact from tariffs, and increased internal brewery costs of $1.0 million.

Gross profit. Gross profit was $139.89 per barrel for the thirteen weeks ended June 27, 2026, as compared to $136.44 per barrel for the thirteen weeks ended June 28, 2025.

The Company includes freight charges related to the movement of finished goods from its manufacturing locations to distributor locations in its advertising, promotional and selling expense line item. As such, the Company’s gross margins may not be comparable to those of other entities that classify costs related to distribution differently.

Advertising, promotional, and selling expenses. Advertising, promotional and selling expenses increased by $26.2 million, or 16.4%, to $185.9 million for the thirteen weeks ended June 27, 2026, as compared to $159.7 million for the thirteen weeks ended June 28, 2025 resulting from higher increased brand local marketing and point of sale investments of $17.5 million and higher freight costs of $8.6 million due to higher rates.

Advertising, promotional and selling expenses were 32.7% of net revenue, or $90.81 per barrel, for the thirteen weeks ended June 27, 2026, as compared to 27.2% of net revenue, or $74.49 per barrel, for the thirteen weeks ended June 28, 2025. This increase per barrel is primarily due to increased spend in local marketing and freight rates. The Company invests in advertising and promotional campaigns that it believes will be effective, but there is no guarantee that such investments will generate sales growth.

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

General and administrative expenses. General and administrative expenses increased by $3.1 million, or 6.8%, to $48.9 million for the thirteen weeks ended June 27, 2026, as compared to $45.8 million for the thirteen weeks ended June 28, 2025, primarily due to increases in salaries and benefits costs of $1.2 million, and increases in legal fees of $1.1 million.

Impairment of brewery assets. Impairment of brewery assets of $0.2 million decreased by $4.8 million from 2025, due to decreased write-offs of equipment at third-party and Company-owned breweries.

Litigation reduction. For the thirteen weeks ended June 27, 2026, the Company recorded non-recurring pre-tax litigation reduction of $19.4 million, related to the supplier dispute, consisting of a favorable adjustment to pre-judgement interest of $21.0 million and post-judgement interest expense of $1.7 million.

For the thirteen weeks ended June 27, 2026, the combined pre-tax income related to the supplier dispute litigation of $18.0 million consists of legal expenses of $1.4 million, recorded in general and administrative expenses, and litigation reduction of $19.4 million.

Income tax provision. The Company's effective tax rate was a provision of 28.7%, an increase from 28.1% in the prior year. This increase in rate is due primarily to the increased negative impact of non-deductible stock compensation.

Table of Content

Twenty-six Weeks Ended June 27, 2026 compared to Twenty-six Weeks Ended June 28, 2025

	Twenty-Six Weeks Ended (in thousands, except per barrel)
	June 27, 2026			June 28, 2025			Amount change	% change	Per barrel change	Per barrel % change
Barrels sold		3,607			3,820		(213)	(5.6)%
		Per barrel	% of net revenue		Per barrel	% of net revenue
Net revenue	$1,002,268	$277.87	100.0%	$1,041,816	$272.73	100.0%	$(39,548)	(3.8)%	$5.14	1.9%
Cost of goods	501,937	139.16	50.1%	530,035	138.75	50.9%	(28,098)	(5.3)%	0.41	0.3%
Gross profit	500,331	138.71	49.9%	511,781	133.98	49.1%	(11,450)	(2.2)%	4.73	3.5%
Advertising, promotional, and selling expenses	325,957	90.37	32.5%	297,249	77.81	28.5%	28,708	9.7%	12.56	16.1%
General and administrative expenses	101,180	28.05	10.1%	93,702	24.53	9.0%	7,478	8.0%	3.52	14.3%
Impairment of brewery assets	236	0.07	0.0%	4,985	1.30	0.5%	(4,749)	(95.3)%	(1.23)	(94.6)%
Litigation expense	192,646	53.41	19.2%	—	—	0.0%	192,646	>100%	53.41	>100%
Total operating expenses	620,019	171.90	61.9%	395,936	103.64	38.0%	224,083	56.6%	68.26	65.9%
Operating (loss) income	(119,688)	(33.19)	(11.9)%	115,845	30.34	11.1%	(235,533)	(203.3)%	(63.53)	(209.4)%
Other income, net	3,078	0.85	0.3%	4,051	1.06	0.4%	(973)	(24.0)%	(0.21)	(19.8)%
(Loss) income before income tax (benefit) provision	(116,610)	(32.34)	(11.6)%	119,896	31.40	11.5%	(236,506)	(197.3)%	(63.74)	(203.0)%
Income tax (benefit) provision	(22,916)	(6.35)	(2.3)%	35,051	9.18	3.4%	(57,967)	(165.4)%	(15.53)	(169.2)%
Net (loss) income	$(93,694)	$(25.99)	(9.3)%	$84,845	$22.22	8.1%	$(178,539)	(210.4)%	$(48.21)	(217.0)%

Net revenue. Net revenue decreased by $39.5 million, or 3.8%, to $1.002 billion for the twenty-six weeks ended June 27, 2026, as compared to $1.042 billion for the twenty-six weeks ended June 28, 2025, primarily due to decreased sales volume impacts of $58.1 million and increased sales incentives of $5.5 million, partially offset by increased pricing of $14.2 million and favorable product mix of $9.7 million.

Volume. Total shipment volume decreased by 5.6% to 3,607,000 barrels for the twenty-six weeks ended June 27, 2026, as compared to 3,820,000 barrels for the twenty-six weeks ended June 28, 2025, primarily due to decreases in Twisted Tea, Truly, Samuel Adams, Hard Mountain Dew and Dogfish Head brands that were partially offset by increases in Sun Cruiser and Angry Orchard brands.

Net revenue per barrel. Net revenue per barrel increased by 1.9% to $277.87 per barrel for the twenty-six weeks ended June 27, 2026, as compared to $272.73 per barrel for the comparable period in 2025, primarily due to pricing and favorable product mix.

Cost of goods sold. Cost of goods sold was $139.16 per barrel for the twenty-six weeks ended June 27, 2026, as compared to $138.75 per barrel for the twenty-six weeks ended June 28, 2025. The 2026 increase in cost of goods sold of $0.41, or 0.3% per barrel was primarily due to inflationary impacts of $31.7 million, or $8.79 per barrel, partially offset by brewery efficiencies of $11.1 million, or $3.08 per barrel, contract renegotiations and recipe optimization savings of $10.7 million, or $2.97 per barrel, decreases in inventory obsolescence of $4.8 million, or $1.33 per barrel, and lower third-party production payment amortization of $4.0 million, or $1.11 per barrel.

Inflationary impacts of $31.7 million consist primarily of increased material costs, mainly from aluminum, of $29.2 million, inclusive of $9.8 million impact from tariffs, and increased internal brewery costs of $2.5 million.

Gross profit. Gross profit was $138.71 per barrel for the twenty-six weeks ended June 27, 2026, as compared to $133.98 per barrel for the twenty-six weeks ended June 28, 2025.

Advertising, promotional, and selling expenses. Advertising, promotional and selling expenses increased by $28.7 million, or 9.7%, to $326.0 million for the twenty-six weeks ended June 27, 2026, as compared to $297.2 million for twenty-six weeks ended June 28,

Table of Content

2025. Brand and selling costs increased by $17.6 million primarily due to increased brand local marketing investments. Freight to distributors increased by $11.1 million primarily due to higher rates partially offset by lower volumes.

Advertising, promotional and selling expenses were 32.5% of net revenue, or $90.37 per barrel, for the twenty-six weeks ended June 27, 2026, as compared to 28.5% of net revenue, or $77.81 per barrel, for the twenty-six weeks ended June 28, 2025. This increase per barrel is primarily due to increased spend in local marketing and freight rates. The Company invests in advertising and promotional campaigns that it believes will be effective, but there is no guarantee that such investments will generate sales growth.

General and administrative expenses. General and administrative expenses increased by $7.5 million, or 8.0%, to $101.2 million for the twenty-six weeks ended June 27, 2026, as compared to $93.7 million for the twenty-six weeks ended June 28, 2025, primarily due to increases in legal fees of $4.2 million, increases in insurance and regulatory compliance costs of $1.5 million, and increases in salaries and benefits costs of $1.1 million

Impairment of brewery assets. Impairment of brewery assets of $0.2 million decreased by $4.7 million from 2025, due to decreased write-offs of equipment at third party and Company-owned breweries.

Litigation expense. For the twenty-six weeks ended June, 27, 2026, the Company recorded non-recurring pre-tax litigation expense of $192.6 million, related to the supplier dispute, consists of the judgement of $175.5 million, pre-judgement interest of $15.5 million and post-judgement interest expense of $1.7 million.

For the twenty-six weeks ended June 27, 2026, the combined pre-tax expense related to the supplier dispute litigation of $198.0 million consists of legal expenses of $5.4 million, recorded in general and administrative expenses, and litigation expense of $192.6 million.

Income tax (benefit) provision. The Company’s effective tax rate of 19.7% decreased from 29.2% in the prior year. The decrease is primarily due to a pre-tax loss in 2026 compared to pre-tax income in 2025 and the change in impact of non-deductible expenses.

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

Cash increased to $265.5 million as of June 27, 2026 from $223.4 million as of December 27, 2025, primarily reflecting cash provided by operating activities and partially offset by the repurchase of the Company's A common stock

Cash provided by operating activities consists of net (loss) income, adjusted for certain non-cash items, such as depreciation and amortization, stock-based compensation expense, litigation expense and other non-cash adjustments included in operating results, and changes in operating assets and liabilities, such as accounts receivable, inventory, accounts payable, and accrued expenses.

Cash provided by operating activities for the twenty-six weeks ended June 27, 2026 reflected $208.6 million of non-cash adjustments and $2.6 million of net cash inflows from changes in operating assets and liabilities, partially offset by a net loss of $93.7 million. The non‑cash adjustments primarily consisted of $192.6 million of litigation expense. Cash provided by operating activities for the twenty-six weeks ended June 28, 2025 reflected a net income of $84.8 million, non-cash adjustments of $42.1 million, and net cash inflows of $1.5 million for changes in operating assets and liabilities. The decrease in cash provided by operating activities for the twenty-six weeks ended June 27, 2026 compared to the twenty-six weeks ended June 28, 2025 was primarily attributable to lower operating cash flow generation resulting from lower earnings, net of non-cash adjustments, in 2026.

The Company used $22.8 million in investing activities during the twenty-six weeks ended June 27, 2026, as compared to $24.1 million during the twenty-six weeks ended June 28, 2025. The decrease in investing activity cash outflows is due to lower investment in the breweries during the current year. For both periods, capital investments were made primarily in company-owned and third-party production facilities to drive efficiencies, cost reductions, support product innovation and enable potential future growth.

Cash used in financing activities was $52.6 million during the twenty-six weeks ended June 27, 2026, as compared to $103.7 million during the twenty-six weeks ended June 28, 2025. The financing activity cash outflows in 2026 and 2025 comprised mostly of the repurchases of the Company's Class A common stock in the period.

During the period from December 28, 2025 through July 17, 2026, the Company repurchased and subsequently retired 262,665 shares of its Class A Common Stock for an aggregate purchase price of $54.1 million. As of July 17, 2026, the Company had repurchased a cumulative total of approximately 16.0 million shares of its Class A Common Stock for an aggregate purchase price of approximately $1.43 billion and had approximately $174 million remaining on the $1.6 billion stock repurchase expenditure limit set by the Board of Directors.

The Company expects that its cash balance as of June 27, 2026 of $265.5 million, along with its projected future operating cash flow and its unused line of credit balance of $150.0 million, will be sufficient to fund future cash requirements, including the potential litigation-related payments. The Company’s $150.0 million credit facility has a term not scheduled to expire until December 16, 2027. As of the date of this filing, the Company was not in violation of any of its covenants to the lender under the credit facility.

Table of Content

CRITICAL ACCOUNTING POLICIES

There were no material changes to the Company’s critical accounting policies during the thirteen and twenty-six weeks ended June 27, 2026.

MARKET CONDITIONS AND TRENDS

Based on the information currently available and tariff programs announced by the U.S. government, the Company estimates tariffs will have an unfavorable cost impact for the full year 2026 of approximately $20 million to $30 million. Total tariff costs for the twenty-six weeks ended June 27, 2026 were $12.1 million.

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

Item 4. CONTROLS AND PROCEDURES

As of June 27, 2026, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 27, 2026 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the thirteen weeks ended June 27, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of July 17, 2026, the Company had repurchased a cumulative total of approximately 16.0 million shares of its Class A Common Stock for an aggregate purchase price of $1.43 billion and had $174 million remaining on the $1.6 billion share buyback expenditure limit set by the Board.

During the twenty-six weeks ended June 27, 2026, the Company repurchased and subsequently retired 231,733 shares of its Class A Common Stock, including 704 unvested investment shares issued under the Investment Share Program of the Company’s Employee Equity Incentive Plan, as illustrated in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands)
December 28, 2025 - January 31, 2026	44,573	$208.89	44,304	$219,117
February 1, 2026 - February 28, 2026	27,870	230.59	27,870	212,690
March 1, 2026 - March 28, 2026	35,306	228.71	35,206	204,633
March 29, 2026 - May 2, 2026	39,317	240.33	39,195	195,205
May 3, 2026 - May 30, 2026	40,948	187.76	40,741	187,551
May 31, 2026 - June 27, 2026	43,719	175.08	43,713	179,896
Total	231,733	$209.74	231,029	$179,896

As of July 17 2026, the Company had 8.2 million shares of Class A Common Stock outstanding and 2.1 million shares of Class B Common Stock outstanding.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

Item 4. MINE SAFETY DISCLOSURES

Not Applicable

Item 5. OTHER INFORMATION

Insider Trading Arrangements

No trading plans were adopted or terminated during the thirteen weeks ended June 27, 2026 by an executive officer or director that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) or a non-Rule 10b5-1(c) trading arrangement.

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

THE BOSTON BEER COMPANY, INC
(Registrant)

Date: July 23, 2026	/s/ C. James Koch
C. James Koch
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: July 23, 2026	/s/ Diego Reynoso
Diego Reynoso
Chief Financial Officer
(Principal Financial Officer)