Form 10-Q
period 2026-09-26
BOSTON BEER CO INC
filed 2026-10-22
CIK 949870

Table of Content

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☒

Number of shares outstanding of each of the issuer’s classes of common stock, as of October 16, 2026:

Class A Common Stock, $.01 par value	8,082,058
Class B Common Stock, $.01 par value	2,068,000
(Title of each class)	(Number of shares)

Table of Content

THE BOSTON BEER COMPANY, INC.

FORM 10-Q

September 26, 2026

EX-31.1 Section 302 CEO Certification

EX-31.2 Section 302 CFO Certification

EX-32.1 Section 906 CEO Certification

EX-32.2 Section 906 CFO Certification

Table of Content

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	September 26, 2026	December 27, 2025

Current Assets:
Cash and cash equivalents	$308,072	$223,378
Accounts receivable, net	83,032	57,094
Inventories, net	98,078	92,532
Prepaid expenses and other current assets	24,668	20,316
Income tax receivable	2,096	24,259
Total current assets	515,946	417,579
Property, plant, and equipment, net	542,645	578,125
Operating right-of-use assets	23,000	30,229
Goodwill	112,529	112,529
Intangible assets, net	13,483	14,753
Third-party production prepayments	5,324	7,099
Note receivable	7,826	11,218
Other assets	18,635	22,063
Total assets	$1,239,388	$1,193,595
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$107,640	$94,975
Accrued expenses and other current liabilities	146,382	144,797
Accrued litigation expenses	194,471	—
Current operating lease liabilities	7,871	12,762
Total current liabilities	456,364	252,534
Deferred income taxes, net	21,524	64,785
Non-current operating lease liabilities	21,667	25,111
Other liabilities	4,103	4,885
Total liabilities	503,658	347,315
Commitments and Contingencies (See Note I)
Stockholders' Equity:
Class A Common Stock, $0.01 par value; 22,700,000 shares authorized; 8,086,764 and 8,408,458 issued and outstanding as of September 26, 2026 and December 27, 2025, respectively	81	84
Class B Common Stock, $0.01 par value; 4,200,000 shares authorized; 2,068,000 issued and outstanding as of September 26, 2026 and December 27, 2025	21	21
Additional paid-in capital	713,081	698,811
Accumulated other comprehensive loss	(587)	(380)
Retained earnings	23,134	147,744
Total stockholders' equity	735,730	846,280
Total liabilities and stockholders' equity	$1,239,388	$1,193,595

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(in thousands, except per share data)

(unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Revenue	$555,458	$571,476	$1,624,792	$1,678,258
Less excise taxes	35,357	33,982	102,423	98,948
Net revenue	520,101	537,494	1,522,369	1,579,310
Cost of goods sold	251,023	264,377	752,960	794,412
Gross profit	269,078	273,117	769,409	784,898
Operating expenses:
Advertising, promotional, and selling expenses	165,182	164,739	491,138	461,987
General and administrative expenses	42,855	44,913	144,035	138,615
Impairment of brewery assets	2,888	1,416	3,124	6,401
Litigation expense	1,824	—	194,471	—
Total operating expenses	212,749	211,068	832,768	607,003
Operating income (loss)	56,329	62,049	(63,359)	177,895
Other income, net:
Interest income, net	2,714	2,696	6,604	7,320
Other expense, net	(138)	(595)	(950)	(1,168)
Total other income, net	2,576	2,101	5,654	6,152
Income (loss) before income tax provision (benefit)	58,905	64,150	(57,705)	184,047
Income tax provision (benefit)	15,739	17,995	(7,176)	53,047
Net income (loss)	$43,166	$46,155	$(50,529)	$131,000
Net income (loss) per common share – basic	$4.21	$4.25	$(4.87)	$11.83
Net income (loss) per common share – diluted	$4.21	$4.25	$(4.87)	$11.82
Weighted-average number of common shares – basic	10,254	10,855	10,369	11,073
Weighted-average number of common shares – diluted	10,224	10,830	10,369	11,050
Net income (loss)	$43,166	$46,155	$(50,529)	$131,000
Other comprehensive income (loss):
Foreign currency translation adjustment	27	(161)	(207)	233
Total other comprehensive income (loss)	27	(161)	(207)	233
Comprehensive income (loss)	$43,193	$45,994	$(50,736)	$131,233

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Thirty-nine weeks ended
	September 26, 2026	September 27, 2025
Cash flows provided by operating activities:
Net (loss) income	$(50,529)	$131,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	63,478	67,726
Impairment of brewery assets	3,124	6,401
Gain on sale of property, plant, and equipment	(88)	(47)
Litigation expense	194,471	—
Change in right-of-use assets	8,342	(5,654)
Stock-based compensation expense	15,126	14,408
Deferred income taxes	(43,261)	(15,496)
Other non-cash income	(374)	(32)
Changes in operating assets and liabilities:
Accounts receivable	(25,961)	(22,866)
Inventories	(6,585)	13,816
Prepaid expenses and other current assets	(4,502)	(3,329)
Income tax receivable	22,163	4,925
Third-party production prepayments	1,775	6,058
Brewery-related assets and cloud computing	4,968	4,975
Other non-current assets	(498)	(1,148)
Accounts payable	14,320	16,042
Accrued expenses and other current liabilities	7,916	8,205
Operating lease liabilities	(9,450)	4,958
Other non-current liabilities	(233)	276
Net cash provided by operating activities	194,202	230,218
Cash flows used in investing activities:
Purchases of property, plant, and equipment	(31,234)	(36,717)
Proceeds from disposal of property, plant, and equipment	88	47
Net cash used in investing activities	(31,146)	(36,670)
Cash flows used in financing activities:
Repurchases and retirement of Class A common stock	(75,338)	(152,423)
Proceeds from exercise of stock options and sale of investment shares	1,495	1,242
Cash paid on finance leases	(1,092)	(1,288)
Payment of tax withholding on stock-based payment awards and investment shares	(3,427)	(2,444)
Net cash used in financing activities	(78,362)	(154,913)
Change in cash and cash equivalents	84,694	38,635
Cash and cash equivalents at beginning of period	223,378	211,819
Cash and cash equivalents at end of period	$308,072	$250,454
Supplemental disclosure of cash flow information:
Income tax payment, net	$(9,150)	$(54,215)
Cash paid for amounts included in measurement of lease liabilities
Operating cash outflows from operating leases	$10,376	$9,899
Operating cash outflows from finance leases	$35	$101
Financing cash outflows from finance leases	$1,092	$1,288
Right-of-use-assets obtained in exchange for operating lease obligations	$1,114	$13,630
Right-of-use-assets obtained in exchange for finance lease obligations	$271	$-
Decrease in accounts payable for purchases of property, plant, and equipment	$(1,655)	$(1,111)
Non-cash financing activity – decrease in accrued excise taxes on share repurchases	$(1,274)	$(899)
Non-cash investing activity - application of supplier shortfall fees to reduce notes receivable and accrued expenses	$3,937	$6,008

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the thirteen and thirty-nine weeks ended September 26, 2026 and September 27, 2025

(in thousands)

(unaudited)

						Accumulated	(Accumulated
	Class A	Class A	Class B	Class B	Additional	Other	Deficit)	Total
	Common	Common	Common	Common	Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Stock, Par	Shares	Stock, Par	Capital	Loss	Earnings	Equity
Balance at December 27, 2025	8,408	$84	2,068	$21	$698,811	$(380)	$147,744	$846,280
Net loss							(145,261)	(145,261)
Stock options exercised and restricted shares activities	42	-			(871)			(871)
Stock-based compensation expense					6,404			6,404
Repurchase and retirement of Class A Common Stock	(107)	(1)					(23,850)	(23,851)
Foreign currency translation adjustment						(107)		(107)
Balance at March 28, 2026	8,343	$83	2,068	$21	$704,344	$(487)	$(21,367)	$682,594
Net income							51,567	51,567
Stock options exercised and restricted shares activities	5	-			457			457
Stock-based compensation expense					5,066			5,066
Repurchase and retirement of Class A Common Stock	(124)	(1)					(24,984)	(24,985)
Foreign currency translation adjustment						(127)		(127)
Balance at June 27, 2026	8,224	$82	2,068	$21	$709,867	$(614)	$5,216	$714,572
Net income							43,166	43,166
Stock options exercised and restricted shares activities	3	-			(442)			(442)
Stock-based compensation expense					3,656			3,656
Repurchase and retirement of Class A Common Stock	(140)	(1)					(25,248)	(25,249)
Foreign currency translation adjustment						27		27
Balance at September 26, 2026	8,087	$81	2,068	$21	$713,081	$(587)	$23,134	$735,730

Table of Content

		Class A				Accumulated
	Class A	Common	Class B	Class B	Additional	Other		Total
	Common	Stock,	Common	Common	Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Par	Shares	Stock, Par	Capital	Loss	Earnings	Equity
Balance at December 28, 2024	9,263	$93	2,068	$21	$676,454	$(696)	$240,315	$916,187
Net income							24,412	24,412
Stock options exercised and restricted shares activities	32	-			10			10
Stock-based compensation expense					5,870			5,870
Repurchase and retirement of Class A Common Stock	(202)	(2)					(49,616)	(49,618)
Foreign currency translation adjustment						149		149
Balance at March 29, 2025	9,093	$91	2,068	$21	$682,334	$(547)	$215,111	$897,010
Net income							60,433	60,433
Stock options exercised and restricted shares activities	2	-			28			28
Stock-based compensation expense					5,054			5,054
Repurchase and retirement of Class A Common Stock	(217)	(2)					(50,429)	(50,431)
Foreign currency translation adjustment						245		245
Balance at June 28, 2025	8,878	$89	2,068	$21	$687,416	$(302)	$225,115	$912,339
Net income							46,155	46,155
Stock options exercised and restricted shares activities	3	-			(333)			(333)
Stock-based compensation expense					3,484			3,484
Repurchase and retirement of Class A Common Stock	(236)	(3)					(50,497)	(50,500)
Foreign currency translation adjustment						(161)		(161)
Balance at September 27, 2025	8,645	$86	2,068	$21	$690,567	$(463)	$220,773	$910,984

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content

THE BOSTON BEER COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A. Organization and Basis of Presentation

The Boston Beer Company, Inc. and certain subsidiaries (the “Company”) are engaged in the business of selling alcohol beverages throughout the United States and in selected international markets, under the tradenames “The Boston Beer Company®”, “Twisted Tea Brewing Company®”, “Hard Seltzer Beverage Company”, “Angry Orchard® Cider Company”, “Dogfish Head® Craft Brewery”, “Dogfish Head Distilling Co.”, “Angel City® Brewing Company”, “Coney Island® Brewing Company”, "Green Rebel Brewing Co.", "Sun Cruiser Beverage Co.", "Lytt Beverage Company", "Rally Dog Beverage Co.", and "Sinless Spirits Company".

The accompanying unaudited condensed consolidated balance sheet as of September 26, 2026, and the unaudited condensed consolidated statements of comprehensive operations, stockholders’ equity, and cash flows for the interim periods ended September 26, 2026 and September 27, 2025, respectively, have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnotes normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. All intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to previously reported captioned amounts within operating cash flow activities to conform to the fiscal 2026 presentation of disaggregated activity. These condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 27, 2025.

In the opinion of the Company’s management, the Company’s unaudited condensed consolidated balance sheet as of September 26, 2026 and the results of its condensed consolidated comprehensive operations, stockholders’ equity, and cash flows for the interim periods ended September 26, 2026 and September 27, 2025, reflect all adjustments necessary to present fairly the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.

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

Table of Content

C. Revenue Recognition

The breakdown of revenue during the thirteen and thirty-nine weeks ended September 26, 2026 and September 27, 2025 were as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Shipments to domestic distributors	93%	93%	93%	94%
Shipments to international distributors	5%	5%	6%	5%
Sales at retail locations	2%	2%	1%	1%
	100%	100%	100%	100%

The Company recognizes revenue when obligations under the terms of a contract with its customer are satisfied; generally, this occurs with the transfer of title of its products. Revenue is measured as the amount of consideration expected to be received in exchange for transferring products. If the conditions for revenue recognition are not met, the Company defers the revenue until all conditions are met. As of September 26, 2026 and December 27, 2025, the Company has deferred $18.4 million and $13.3 million, respectively, in revenue related to product shipped prior to these dates. These amounts are included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.

Customer promotional discount programs are entered into by the Company with distributors for certain periods of time. The reimbursements for discounts to distributors are recorded as reductions to net revenue and were $22.7 million and $63.7 million for the thirteen and thirty-nine weeks ended September 26, 2026, respectively, and $19.1 million and $53.0 million for the thirteen and thirty-nine weeks ended September 27, 2025, respectively. The agreed-upon discount rates are applied to certain distributors' sales to retailers, based on volume metrics, in order to determine the total discounted amount. The computation of the discount allowance requires that management make certain estimates and assumptions that affect the timing and amounts of revenue and liabilities recorded. Actual promotional discounts owed and paid have historically been in line with allowances recorded by the Company; however, the amounts could differ from the estimated allowance.

Customer programs and incentives are a common practice in the alcohol beverage industry. Amounts paid in connection with customer programs and incentives are recorded as reductions to net revenue or as advertising, promotional and selling expenses, based on the nature of the expenditure. Customer incentives and other payments made to distributors are primarily based upon performance of certain marketing and advertising activities. Depending on applicable state laws and regulations, these activities promoting the Company's products may include, but are not limited to point-of-sale and merchandise placement, samples, product displays, promotional programs at retail locations and meals, travel and entertainment. Amounts paid to customers in connection with these programs that were recorded as reductions to net revenue or as advertising, promotional and selling expenses for the thirteen and thirty-nine weeks ended September 26, 2026 and September 27, 2025 was as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
	(in thousands)		(in thousands)
Amount recorded as a reduction to net revenue	$11,911	$11,930	$35,299	$30,876
Amount recorded as advertising, promotional and selling expenses	4,385	6,519	16,115	15,608
Total customer programs and incentives	$16,296	$18,449	$51,414	$46,484

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

	September 26, 2026	December 27, 2025

Current inventory:
Raw materials	$46,228	$37,395
Work in process	17,879	20,369
Finished goods	33,971	34,768
Total current inventory	98,078	92,532
Long term inventory	8,338	7,298
Total inventory	$106,416	$99,830

As of September 26, 2026 and December 27, 2025, the Company has recorded inventory obsolescence reserves of $10.1 million and $11.1 million, respectively.

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

In the third quarter of 2026, the Company conducted a trigger event analysis on its amortizing intangible assets. The review did not identify any indicators of impairment, and as a result, no impairment charges were recorded.

The Company’s intangible assets as of September 26, 2026 and December 27, 2025 were as follows:

		As of September 26, 2026			December 27, 2025
		Gross Carrying	Accumulated	Net Book	Gross Carrying	Accumulated	Net Book
	Life (Years)	Value	Amortization	Value	Value	Amortization	Value
		(in thousands)			(in thousands)
Customer relationships	15	$3,800	$(1,837)	$1,963	$3,800	$(1,647)	$2,153
Trademarks	10	14,400	(2,880)	11,520	14,400	(1,800)	12,600
Total intangible assets, net		$18,200	$(4,717)	$13,483	$18,200	$(3,447)	$14,753

Amortization expense in the thirteen and thirty-nine weeks ended September 26, 2026 was approximately $0.4 million and $1.3 million. The Company expects to record future amortization expense as follows:

Fiscal Year	Amount (in thousands)
2026	$423
2027	1,693
2028	1,693
2029	1,693
2030	1,693
2031	1,693
Thereafter	4,595
Total amortization expense	$13,483

Table of Content

F. Third-Party Production Payments

During the thirteen and thirty-nine weeks ended September 26, 2026, the Company produced approximately 98% and 92%, respectively, of its domestic volume at Company-owned production facilities. During the thirteen and thirty-nine weeks ended September 27, 2025, the Company produced approximately 90% and 83%, respectively, of its domestic volume at Company-owned production facilities. In the normal course of its business, the Company has historically entered into various production arrangements with other beverage companies. Pursuant to these arrangements, the Company generally supplies raw materials and packaging to those companies and incurs conversion fees for labor at the time the liquid is produced and packaged.

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

During the thirteen and thirty-nine weeks ended September 26, 2026, City Brewing supplied approximately 2% and 8%, respectively, of the Company’s domestic shipment volume. During the thirteen and thirty-nine weeks ended September 27, 2025, City Brewing supplied approximately 10% and 17%, respectively, of the Company’s domestic shipment volume. In accordance with the production services agreement, the Company has made payments to City Brewing which were principally used for capital improvements at City Brewing facilities. These payments are being expensed over the terms of the agreements. During the thirteen and thirty-nine weeks ended September 26, 2026, third-party production prepayment expense was $0.6 million and $1.8 million, respectively. During the thirteen and thirty-nine weeks ended September 27, 2025, third-party production prepayment expense was $7.1 million and $16.4 million, respectively. The remaining net book value of these third-party production prepayments is $5.3 million as of September 26, 2026, which is expected to be expensed to cost of goods sold ratably based on committed annual production capacity through December 31, 2028.

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

At current production volume projections, the Company believes that it will fall short of its future annual volume commitments under the City Brewing and Rauch agreements and will incur shortfall fees. The Company expenses the shortfall fees during the contractual period, when such fees are incurred, as a component of cost of goods sold. During the thirteen weeks and thirty-nine weeks ended September 26, 2026, the Company incurred $1.0 million and $3.1 million, respectively, in shortfall fees. During the thirteen weeks and thirty-nine weeks ended September 27, 2025, the Company incurred $1.0 million and $7.5 million, respectively, in shortfall fees. At current volume projections, the Company anticipates that it will recognize approximately $22 million of shortfall fees in the future, with $4 million forecasted to be expensed in the remainder of 2026 and $18 million expected to be expensed in future years thereafter.

As of September 26, 2026, if volume for the remaining term of the City Brewing, Rauch and other production arrangements was zero, the total contractual shortfall and termination fees, with advance notice as specified in the related contractual agreements, would total approximately $28 million with $4 million due in 2026 and $24 million due in future years thereafter.

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

The Company determined the fair value of the note receivable on the issuance date to be $18.6 million. The $1.4 million difference between the cash paid to City Brewing of $20.0 million and the fair value of the note of $18.6 million on issuance date has been recorded as a third-party production prepayment asset and will be recognized as a component of cost of goods sold over the term of

Table of Content

the third-party production arrangement. The unamortized balance was $0.2 million as of September 26, 2026. Interest income on the note receivable is being recognized over the term of the loan, which is to be repaid in full no later than December 31, 2028.

As of September 26, 2026, the Company had $7.8 million fair value remaining on the note receivable.

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

Table of Content

Net Income (Loss) per Common Share - Basic

The following table sets forth the computation of basic net income (loss) per share using the two-class method:

	Thirteen weeks ended		Thirty-nine weeks ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
	(in thousands, except per share data)		(in thousands, except per share data)
Net income (loss)	$43,166	$46,155	$(50,529)	$131,000
Allocation of net income (loss) for basic:
Class A Common Stock	$34,329	$37,231	$(40,301)	$106,174
Class B Common Stock	8,706	8,793	(10,077)	24,467
Unvested participating shares	131	131	(151)	359
	$43,166	$46,155	$(50,529)	$131,000
Weighted average number of shares for basic:
Class A Common Stock	8,155	8,756	8,270	8,974
Class B Common Stock	2,068	2,068	2,068	2,068
Unvested participating shares	31	31	31	31
	10,254	10,855	10,369	11,073
Net income (loss) per share for basic:
Class A Common Stock	$4.21	$4.25	$(4.87)	$11.83
Class B Common Stock	$4.21	$4.25	$(4.87)	$11.83

Net Income (Loss) per Common Share - Diluted

The Company calculates diluted net income (loss) per common share using the more dilutive of (i) the treasury stock method or (ii) the two-class method, which assumes participating securities remain outstanding and are not exercised or converted.

For the thirty-nine weeks ended September 26, 2026, the Company reported a net loss. Accordingly, all potential common shares were anti-dilutive, and diluted net loss per common share was equal to basic net loss per common share. As a result, the calculation of diluted net loss per common share reflects the same allocation of net loss and weighted-average common shares outstanding used in the calculation of basic net loss per common share.

For the thirteen weeks ended September 26, 2026 and the thirteen and thirty-nine weeks ended September 27, 2025, the Company reported net income. Diluted net income per common share reflects both the allocation of earnings to participating securities under the two-class method and the effect of dilutive share-based awards included in diluted weighted-average common shares outstanding.

Table of Content

The following table presents the calculation of diluted net income (loss) per common share for the periods presented:

	Thirteen weeks ended
	September 26, 2026			September 27, 2025
	Earnings to Common Shareholders	Common Shares	EPS	Earnings to Common Shareholders	Common Shares	EPS
	(in thousands, except per share data)
As reported - Class A Common Stock - basic	$34,329	8,155	$4.21	$37,231	8,756	$4.25
Class B Common Stock	8,706	2,068		8,793	2,068
Unvested participating shares (loss periods only)	—	—		—	—
Share-based awards - effect of dilutive common shares (income periods only)	—	1		—	6
Net earnings effect of unvested participating shares (income periods only)	—	—		—	—
Net income per common share -diluted	$43,035	10,224	$4.21	$46,024	10,830	$4.25

	Thirty-nine weeks ended
	September 26, 2026			September 27, 2025
	Loss to Common Shareholders	Common Shares	EPS	Earnings to Common Shareholders	Common Shares	EPS
	(in thousands, except per share data)
As reported - Class A Common Stock - basic	$(40,301)	8,270	$(4.87)	$106,174	8,974	$11.83
Class B Common Stock	(10,077)	2,068		24,467	2,068
Unvested participating shares (loss periods only)	(151)	31		—	—
Share-based awards - effect of dilutive common shares (income periods only)	—	—		—	8
Net earnings effect of unvested participating shares (income periods only)	—	—		—	—
Net (loss) income per common share -diluted	$(50,529)	10,369	$(4.87)	$130,641	11,050	$11.82

For the thirteen weeks ended September 26, 2026, in accordance with the two-class method, weighted-average stock options to purchase 153,744 were outstanding but not included in computing dilutive income per common share because their effects were anti-dilutive.

For the thirty-nine weeks ended September 26, 2026, in accordance with the two-class method, weighted‑average stock options to purchase 217,835 shares were outstanding but not included in computing dilutive income per common share because the net loss position of the Company made them anti‑dilutive. Additionally, performance-based stock options to purchase 6,930 shares of Class A Common Stock were outstanding as of September 26, 2026 but not included in computing diluted income per common share because the performance criteria were not met as of the end of the reporting period.

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

Table of Content

I. Commitments and Contingencies

Contractual Obligations

As of September 26, 2026, projected cash outflows under non-cancellable contractual obligations are as follows:

Commitments
(in thousands)
Brand support	$116,757
Equipment and machinery	41,103
Ingredients and packaging (excluding hops and malt)	40,229
Hops and malt	31,104
Other	20,431
Total commitments	$249,624

The Company expects to pay $117.9 million of these obligations in the remainder of fiscal 2026, $74.5 million in fiscal 2027, $16.4 million in fiscal 2028, and $40.8 million in fiscal 2029 and thereafter. The commitment amounts exclude any impact related to the tariff programs announcement by the U.S. government.

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

During the third quarter of 2026, the Company recorded an additional $1.8 million of post-judgment interest expense within litigation expense and $0.4 million of associated legal fees within general and administrative expenses. The total pre-tax impact of these items was $2.2 million.

Through September 26, 2026, the cumulative pre-tax impact of the Ardagh litigation was expense of $200.3 million, consisting of $175.5 million of damages, $19.0 million of net pre- and post-judgment interest expense, and $5.8 million of legal fees.

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

Table of Content

J. Income Taxes

The following table presents the Company’s effective income tax rates for the thirteen and thirty-nine weeks ended September 26, 2026 and September 27, 2025:

	Thirteen weeks ended		Thirty-nine weeks ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27 2025
Effective tax rate	26.7%	28.1%	12.4%	28.8%

For the thirteen weeks ended September 26, 2026, the Company recorded an income tax provision, resulting in an effective tax rate of 26.7%. For the thirty-nine weeks ended September 26, 2026, the Company recorded an income tax benefit, resulting in an effective tax rate of 12.4%. For the thirteen and thirty-nine weeks ended September 27, 2025, the Company recorded an income tax provision, resulting in an effective tax rate of 28.1% and 28.8%, respectively. The change in the effective tax rate period over period was primarily driven by a pre‑tax loss in the first quarter of 2026 compared to pre‑tax income in the first quarter of 2025, as well as changes in the impact of non‑deductible expenses.

As of both September 26, 2026 and December 27, 2025, the Company had approximately $0.5 million of unrecognized income tax benefits.

The Company’s practice is to classify interest and penalties related to income tax matters in income tax expense. As of September 26, 2026 and December 27, 2025, the Company had approximately $0.1 million accrued for interest and penalties recorded in other liabilities.

The Company's federal income tax returns remain subject to examination for three years. The Company’s state income tax returns remain subject to examination for three or four years depending on the state’s statute of limitations. The Company is currently under one state income tax audit as of September 26, 2026.

K. Line of Credit

In December 2022, the Company amended its credit facility in place that provides for a $150.0 million revolving line of credit to extend the maturity date to December 16, 2027. Under the terms of the amended agreement, the Company may elect an interest rate for borrowings under the credit facility based on the applicable secured overnight financing rate ("SOFR") plus 1.1%. As of September 26, 2026, no borrowings were outstanding. As of September 26, 2026 and December 27, 2025, the Company was not in violation of any of its financial covenants to the lender under the credit facility and the unused balance of $150.0 million on the line of credit was available to the Company for future borrowings.

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

As of September 26, 2026 and December 27, 2025, the Company had money market funds with a “Triple A” rated money market fund. The Company considers the “Triple A” rated money market fund to be a large, highly-rated investment-grade institution. As of September 26, 2026 and December 27, 2025, the Company’s cash and cash equivalents balance was $308.1 million and $223.4 million, respectively, including money market funds amounting to $301.4 million and $216.7 million, respectively.

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

M. Common Stock and Stock-Based Compensation

Option Activity

Information related to stock options under the Restated Employee Equity Incentive Plan and the Stock Option Plan for Non-Employee Directors and upper management is summarized as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in thousands)
Vested and expected to vest at December 27, 2025	289,550	$313.93
Granted	4,146	181.63
Exercised	(3,120)	157.58
Forfeited/ Expired	(125,231)	387.22
Outstanding at September 26, 2026	165,345	$258.06	7.37	$121
Exercisable at September 26, 2026	82,171	$282.78	5.86	$121
Vested and expected to vest at September 26, 2026	156,054	$264.29	7.18	$121

Of the total options outstanding as of September 26, 2026, 6,930 shares were performance-based options for which the performance criteria had yet to be achieved.

On May 27, 2026, the Company granted options to purchase an aggregate of 4,146 shares of the Company’s Class A Common Stock to the Company’s non-employee Directors. All of the options vested immediately on the date of the grant. These options have a fair value and exercise price per share of $94.18 and $181.63, respectively.

On August 20, 2026, the Company announced that Diego Reynoso had decided to step down from his role as Treasurer and Chief Financial Officer, effective September 15, 2026. As a result, Mr. Reynoso forfeited an aggregate of 2,430 options. These forfeited options had a weighted average fair value and exercise price per share of $163.32 and $333.50, respectively.

Table of Content

Non-Vested Shares Activity

The following table summarizes vesting activities of shares issued under the investment share program and restricted stock units:

	Number of Shares	Weighted Average Fair Value
Non-vested at December 27, 2025	229,603	$265.97
Granted	65,928	209.31
Vested	(62,339)	303.73
Forfeited	(47,108)	251.34
Non-vested at September 26, 2026	186,084	$236.95

Of the total non-vested shares as of September 26, 2026, 51,976 shares were performance-based shares for which the performance criteria had yet to be achieved.

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

On July 29, 2026, the Company granted a combined 270 shares of restricted stock units to a member of senior leadership, of which all shares vest ratably over a service period of four years. The fair value of the restricted stock units was $185.69 per share.

On August 20, 2026, the Company announced that Diego Reynoso had decided to step down from his role as Treasurer and Chief Financial Officer, effective September 15, 2026. As a result, Mr. Reynoso forfeited a combined 17,579 shares of restricted stock units. The weighted average fair value of the forfeited restricted stock units was $251.11 per share.

Stock-Based Compensation

The following table provides information regarding stock-based compensation expense included in operating expenses in the accompanying condensed consolidated statements of comprehensive operations:

	Thirteen weeks ended		Thirty-nine weeks ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
	(in thousands)		(in thousands)
Amounts included in advertising, promotional and selling expenses	$1,742	$1,687	$5,148	$5,691
Amounts included in general and administrative expenses	1,914	1,797	9,978	8,717
Total stock-based compensation expense	$3,656	$3,484	$15,126	$14,408

Weighted average assumptions used to estimate fair values of stock options on the date of grants and shares purchased under the Company's investment share program are as follows:

2026
Expected volatility	37.3%
Risk-free interest rate	3.7%
Expected dividends	0.0%
Exercise factor	2.0
Discount for post-vesting restrictions	0.0%

Stock Repurchases

Table of Content

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

During the thirteen and thirty-nine weeks ended September 26, 2026, the Company repurchased and subsequently retired 140,377 and 371,406 shares, respectively, of its Class A Common Stock under the share repurchase program, for aggregate purchase prices of $25.0 million and $73.5 million, respectively. In addition, during the thirteen and thirty-nine weeks ended September 26, 2026, the Company repurchased and subsequently retired 433 and 1,137 unvested investment shares, respectively, issued under the Investment Share Program of the Company’s Employee Equity Incentive Plan. These shares were not repurchased under the Company’s share repurchase program.

As of September 26, 2026, the Company had repurchased a cumulative total of approximately 16.1 million shares of its Class A Common Stock for an aggregate purchase price of approximately $1.45 billion and had approximately $155 million remaining on the $1.6 billion stock repurchase expenditure limit set by the Board of Directors.

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

The table below summarizes the Company’s measures of segment net income (loss) that the CODM considered in determining how to allocate resources and assess segment performance for the thirteen and thirty-nine weeks ended September 26, 2026, and September 27, 2025:

	Thirteen weeks ended		Thirty-nine weeks ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025

	(in thousands)		(in thousands)
Net revenue	$520,101	$537,494	$1,522,369	$1,579,310
Less:
Cost of goods sold	251,023	264,377	752,960	794,412
Salaries and benefits expenses	59,580	65,628	192,813	192,376
Advertising, promotional, and selling expenses (excluding salaries and benefits)	127,826	124,782	373,868	347,474
General and administrative expenses (excluding salaries and benefits)	20,631	19,242	68,492	60,752
Impairment of brewery assets	2,888	1,416	3,124	6,401
Litigation expense	1,824	—	194,471	—
Interest income, net	(2,714)	(2,696)	(6,604)	(7,320)
Other expense, net	138	595	950	1,168
Income tax provision (benefit)	15,739	17,995	(7,176)	53,047
Segment net income (loss)	$43,166	$46,155	$(50,529)	$131,000

O. Related Party Transactions

In 2019, as part of the merger with Dogfish Head, the Company entered into a lease with the Dogfish Head founders and other owners

Table of Content

of buildings used in certain of the Company’s restaurant operations. The lease is for ten years with renewal options. The total payments due under the initial ten year term is $3.6 million. Total related party expense recognized for the thirteen weeks ended September 26, 2026 and September 27, 2025 related to the lease was approximately $0.1 million. Total related party expense recognized for the thirty-nine weeks ended September 26, 2026 and September 27, 2025 related to the lease was approximately $0.3 million and $0.2 million, respectively. Additionally, during the thirteen and thirty-nine weeks ended September 26, 2026 and September 27, 2025, the Company incurred expenses of less than $0.1 million to various other suppliers affiliated with the Dogfish Head founders.

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

Table of Content

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of the Company for the thirteen and thirty-nine week periods ended September 26, 2026, as compared to the thirteen and thirty-nine week periods ended September 27, 2025. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements of the Company and Notes there to included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2025.

RESULTS OF OPERATIONS

Thirteen Weeks Ended September 26, 2026 compared to Thirteen Weeks Ended September 27, 2025

	Thirteen Weeks Ended (in thousands, except per barrel)
	September 26, 2026			September 27, 2025			Amount change	% change	Per barrel change	Per barrel % change
Barrels sold		1,841			1,936		(95)	(4.9)%
		Per barrel	% of net revenue		Per barrel	% of net revenue
Net revenue	$520,101	$282.51	100.0%	$537,494	$277.63	100.0%	$(17,393)	(3.2)%	$4.88	1.8%
Cost of goods	251,023	136.35	48.3%	264,377	136.56	49.2%	(13,354)	(5.1)%	(0.21)	(0.2)%
Gross profit	269,078	146.16	51.7%	273,117	141.07	50.8%	(4,039)	(1.5)%	5.09	3.6%
Advertising, promotional, and selling expenses	165,182	89.72	31.8%	164,739	85.09	30.6%	443	0.3%	4.63	5.4%
General and administrative expenses	42,855	23.28	8.2%	44,913	23.20	8.4%	(2,058)	(4.6)%	0.08	0.3%
Impairment of brewery assets	2,888	1.57	0.6%	1,416	0.73	0.3%	1,472	104.0%	0.84	115.1%
Litigation expense	1,824	0.99	0.4%	—	—	0.0%	1,824	>100%	0.99	>100%
Total operating expenses	212,749	115.56	40.9%	211,068	109.02	39.3%	1,681	0.8%	6.54	6.0%
Operating income	56,329	30.60	10.8%	62,049	32.05	11.5%	(5,720)	(9.2)%	(1.45)	(4.5)%
Other income, net	2,576	1.40	0.5%	2,101	1.09	0.4%	475	22.6%	0.31	28.4%
Income before income tax provision	58,905	32.00	11.3%	64,150	33.14	11.9%	(5,245)	(8.2)%	(1.14)	(3.4)%
Income tax provision	15,739	8.55	3.0%	17,995	9.29	3.3%	(2,256)	(12.5)%	(0.74)	(8.0)%
Net income	$43,166	$23.45	8.3%	$46,155	$23.85	8.6%	$(2,989)	(6.5)%	$(0.40)	(1.7)%

Net revenue. Net revenue decreased by $17.4 million, or 3.2%, to $520.1 million for the thirteen weeks ended September 26, 2026, as compared to $537.5 million for the thirteen weeks ended September 27, 2025 primarily due to decreased sales volume impacts of $26.4 million, partially offset by favorable product mix of $7.7 million, and increased pricing of $4.9 million.

Volume. Total shipment volume decreased by 4.9% to 1,841,000 barrels for the thirteen weeks ended September 26, 2026, as compared to 1,936,000 barrels for the thirteen weeks ended September 27, 2025. The decrease was primarily driven by decreases in Twisted Tea, Truly, Samuel Adams and Hard Mountain Dew brands that were partially offset by increases in Sun Cruiser and Angry Orchard brands.

The Company believes distributor inventory as of September 26, 2026 was at an appropriate level for each of its brands and averaged approximately four weeks on hand, compared to four and a half weeks on hand at the end of September 2025.

Net revenue per barrel. Net revenue per barrel increased by 1.8% to $282.51 per barrel for the thirteen weeks ended September 26, 2026, as compared to $277.63 per barrel for the comparable period in 2025, primarily due to favorable product mix and increased pricing.

Table of Content

Cost of goods sold. Cost of goods sold was $136.35 per barrel for the thirteen weeks ended September 26, 2026, as compared to $136.56 per barrel for the thirteen weeks ended September 27, 2025. The 2026 cost of goods sold per barrel was flat to 2025 primarily due to inflationary impacts of $10.2 million, or $5.54 per barrel, partially offset by contract renegotiations and recipe optimization savings of $3.4 million, or $1.85 per barrel, brewery efficiencies of $1.5 million, or $0.81 per barrel, and lower third-party production payment amortization of $1.3 million, or $0.71 per barrel.

Inflationary impacts of $10.2 million consist primarily of increased material costs, mainly from aluminum, of $7.6 million, inclusive of $0.8 million impact from tariffs, and increased internal brewery costs of $0.5 million.

Gross profit. Gross profit was $146.16 per barrel for the thirteen weeks ended September 26, 2026, as compared to $141.07 per barrel for the thirteen weeks ended September 27, 2025. The increase in gross profit per barrel was primarily driven by favorable product mix, pricing, and cost savings, more than offsetting inflationary impacts.

The Company includes freight charges related to the movement of finished goods from its manufacturing locations to distributor locations in its advertising, promotional and selling expense line item. As such, the Company’s gross margins may not be comparable to those of other entities that classify costs related to distribution differently.

Advertising, promotional, and selling expenses. Advertising, promotional and selling expenses was flat at $165 million for the thirteen weeks ended September 26, 2026 and for the thirteen weeks ended September 27, 2025. This reflected $9.5 million in higher freight costs, with higher freight rates more than offsetting the benefit of lower shipment volumes, and a $9.0 million reduction in advertising spend.

Advertising, promotional and selling expenses were 31.8% of net revenue, or $89.72 per barrel, for the thirteen weeks ended September 26, 2026, as compared to 30.6% of net revenue, or $85.09 per barrel, for the thirteen weeks ended September 27, 2025. This increase per barrel is primarily due to increased freight rates. The Company invests in advertising and promotional campaigns that it believes will be effective, but there is no guarantee that such investments will generate sales growth.

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

General and administrative expenses. General and administrative expenses decreased by $2.1 million, or 4.6%, to $42.9 million for the thirteen weeks ended September 26, 2026, as compared to $44.9 million for the thirteen weeks ended September 27, 2025, primarily due to a decrease in salaries and benefits costs of $3.4 million, partially offset by higher legal fees.

Impairment of brewery assets. Impairment of brewery assets of $2.9 million increased by $1.5 million from 2025, due to write-offs of equipment at Company-owned breweries.

Litigation expense. For the thirteen weeks ended September 26, 2026, the Company recorded non-recurring pre-tax litigation expense of $1.8 million, related to the supplier dispute, consisting of post-judgment interest expense.

Income tax provision. The Company's effective tax rate was a provision of 26.7%, a decrease from 28.1% in the prior year. This decrease in rate is due primarily to the positive impact of non-deductible stock compensation.

Table of Content

Thirty-nine Weeks Ended September 26, 2026 compared to Thirty-nine Weeks Ended September 27, 2025

	Thirty-nine Weeks Ended (in thousands, except per barrel)
	September 26, 2026			September 27, 2025			Amount change	% change	Per barrel change	Per barrel % change
Barrels sold		5,448			5,756		(308)	(5.4)%
		Per barrel	% of net revenue		Per barrel	% of net revenue
Net revenue	$1,522,369	$279.44	100.0%	$1,579,310	$274.38	100.0%	$(56,941)	(3.6)%	$5.06	1.8%
Cost of goods	752,960	138.21	49.5%	794,412	138.01	50.3%	(41,452)	(5.2)%	0.20	0.1%
Gross profit	769,409	141.23	50.5%	784,898	136.37	49.7%	(15,489)	(2.0)%	4.86	3.6%
Advertising, promotional, and selling expenses	491,138	90.15	32.3%	461,987	80.26	29.3%	29,151	6.3%	9.89	12.3%
General and administrative expenses	144,035	26.44	9.5%	138,615	24.08	8.8%	5,420	3.9%	2.36	9.8%
Impairment of brewery assets	3,124	0.57	0.2%	6,401	1.11	0.4%	(3,277)	(51.2)%	(0.54)	(48.6)%
Litigation expense	194,471	35.70	12.8%	—	—	0.0%	194,471	>100%	35.70	>100%
Total operating expenses	832,768	152.86	54.7%	607,003	105.45	38.4%	225,765	37.2%	47.41	45.0%
Operating (loss) income	(63,359)	(11.63)	(4.2)%	177,895	30.92	11.3%	(241,254)	(135.6)%	(42.55)	(137.6)%
Other income, net	5,654	1.04	0.4%	6,152	1.07	0.4%	(498)	(8.1)%	(0.03)	(2.8)%
(Loss) income before income tax (benefit) provision	(57,705)	(10.59)	(3.8)%	184,047	31.99	11.7%	(241,752)	(131.4)%	(42.58)	(133.1)%
Income tax (benefit) provision	(7,176)	(1.32)	(0.5)%	53,047	9.22	3.4%	(60,223)	(113.5)%	(10.54)	(114.3)%
Net (loss) income	$(50,529)	$(9.27)	(3.3)%	$131,000	$22.77	8.3%	$(181,529)	(138.6)%	$(32.04)	(140.7)%

Net revenue. Net revenue decreased by $56.9 million, or 3.6%, to $1.522 billion for the thirty-nine weeks ended September 26, 2026, as compared to $1.579 billion for the thirty-nine weeks ended September 27, 2025, primarily due to decreased sales volume impacts of $84.5 million and increased sales incentives of $6.1 million, partially offset by increased pricing of $19.1 million and favorable product mix of $17.4 million.

Volume. Total shipment volume decreased by 5.4% to 5,448,000 barrels for the thirty-nine weeks ended September 26, 2026, as compared to 5,756,000 barrels for the thirty-nine weeks ended September 27, 2025, primarily due to decreases in Twisted Tea, Truly, Samuel Adams, Hard Mountain Dew and Dogfish Head brands that were partially offset by increases in Sun Cruiser and Angry Orchard brands.

Net revenue per barrel. Net revenue per barrel increased by 1.8% to $279.44 per barrel for the thirty-nine weeks ended September 26, 2026, as compared to $274.38 per barrel for the comparable period in 2025, primarily due to increased pricing and favorable product mix.

Cost of goods sold. Cost of goods sold was $138.21 per barrel for the thirty-nine weeks ended September 26, 2026, as compared to $138.01 per barrel for the thirty-nine weeks ended September 27, 2025. The 2026 cost of goods sold per barrel was flat to 2025 primarily due to inflationary impacts of $39.1 million, or $7.18 per barrel, offset by contract renegotiations and recipe optimization savings of $14.1 million, or $2.59 per barrel, brewery efficiencies of $12.6 million, or $2.31 per barrel, inventory waste reduction and network optimization savings of $6.0 million, or $1.10 per barrel and lower third-party production payment amortization of $5.3 million, or $0.97 per barrel.

Inflationary impacts of $39.1 million consist primarily of increased material costs, mainly from aluminum, of $31.6 million, inclusive of $7.6 million impact from tariffs, and increased internal brewery costs of $3.0 million.

Table of Content

Gross profit. Gross profit was $141.23 per barrel for the thirty-nine weeks ended September 26, 2026, as compared to $136.37 per barrel for the thirty-nine weeks ended September 27, 2025. The increase in gross profit per barrel was primarily driven by pricing, favorable product mix and cost savings, more than offsetting inflationary impacts.

Advertising, promotional, and selling expenses. Advertising, promotional and selling expenses increased by $29.2 million, or 6.3%, to $491.1 million for the thirty-nine weeks ended September 26, 2026, as compared to $462.0 million for thirty-nine weeks ended September 27, 2025. Resulting from higher freight costs of $20.6 million as freight rates increased more than offsetting the benefit of lower shipment volumes, and increased brand local marketing investments of $8.5 million.

Advertising, promotional and selling expenses were 32.3% of net revenue, or $90.15 per barrel for the thirty-nine weeks ended September 26, 2026. This increase per barrel is primarily due to freight rates. The Company invests in advertising and promotional campaigns that it believes will be effective, but there is no guarantee that such investments will generate sales growth.

General and administrative expenses. General and administrative expenses increased by $5.4 million, or 3.9%, to $144.0 million for the thirty-nine weeks ended September 26, 2026, as compared to $138.6 million for the thirty-nine weeks ended September 27, 2025, primarily due to increases in legal fees. This increase included $5.8 million of legal fees related to the previously disclosed supplier dispute litigation.

Impairment of brewery assets. Impairment of brewery assets of $3.1 million decreased by $3.3 million from 2025, due to decreased write-offs of equipment at third party and Company-owned breweries.

Litigation expense. For the thirty-nine weeks ended September 26, 2026, the Company recorded non-recurring pre-tax litigation expense of $194.5 million, related to the supplier dispute, consisting of the judgment of $175.5 million, pre-judgment interest of $15.5 million and post-judgment interest expense of $3.5 million.

For the thirty-nine weeks ended September 26, 2026, the combined pre-tax expense related to the supplier dispute litigation of $200.3 million consists of legal expenses of $5.8 million, recorded in general and administrative expenses, and litigation expense of $194.5 million.

Income tax (benefit) provision. The Company’s effective tax rate of 12.4% decreased from 28.8% in the prior year. The decrease is primarily due to a pre-tax loss in 2026 compared to pre-tax income in 2025 and the change in impact of non-deductible expenses.

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

Cash increased to $308.1 million as of September 26, 2026 from $223.4 million as of December 27, 2025, primarily reflecting cash provided by operating activities partially offset by the repurchase of the Company's A common stock.

Cash provided by operating activities consists of net (loss) income, adjusted for certain non-cash items, such as depreciation and amortization, stock-based compensation expense, litigation expense and other non-cash adjustments included in operating results, and changes in operating assets and liabilities, such as accounts receivable, inventory, accounts payable, and accrued expenses.

Cash provided by operating activities for the thirty-nine weeks ended September 26, 2026 reflected $240.8 million of non-cash adjustments and $3.9 million of net cash inflows from changes in operating assets and liabilities, partially offset by a net loss of $50.5 million. The non‑cash adjustments primarily consisted of $194.5 million of litigation expense. Cash provided by operating activities for the thirty-nine weeks ended September 27, 2025 reflected a net income of $131.0 million, non-cash adjustments of $67.3 million, and net cash inflows of $31.9 million for changes in operating assets and liabilities. The decrease in cash provided by operating activities for the thirty-nine weeks ended September 26, 2026 compared to the thirty-nine weeks ended September 27, 2025 was primarily attributable to lower operating cash flow generation resulting from lower earnings, net of non-cash adjustments, in 2026.

The Company used $31.1 million in investing activities during the thirty-nine weeks ended September 26, 2026, as compared to $36.7 million during the thirty-nine weeks ended September 27, 2025. The decrease in investing activity cash outflows is due to lower investment in the breweries during the current year. For both periods, capital investments were made primarily in company-owned and third-party production facilities to drive efficiencies, cost reductions, support product innovation and enable potential future growth.

Cash used in financing activities was $78.4 million during the thirty-nine weeks ended September 26, 2026, as compared to $154.9 million during the thirty-nine weeks ended September 27, 2025. The financing activity cash outflows in 2026 and 2025 comprised mostly of the repurchases of the Company's Class A common stock in the period.

During the period from December 28, 2025 through October 16, 2026, the Company repurchased and subsequently retired 406,840 shares of its Class A Common Stock for an aggregate purchase price of $79.5 million. As of October 16, 2026, the Company had repurchased a cumulative total of approximately 16.2 million shares of its Class A Common Stock for an aggregate purchase price of approximately $1.45 billion and had approximately $149 million remaining on the $1.6 billion stock repurchase expenditure limit set by the Board of Directors.

The Company expects that its cash balance as of September 26, 2026 of $308.1 million, along with its projected future operating cash flow and its unused line of credit balance of $150.0 million, will be sufficient to fund future cash requirements, including the potential litigation-related payments. The Company’s $150.0 million credit facility has a term not scheduled to expire until December 16, 2027. As of the date of this filing, the Company was not in violation of any of its covenants to the lender under the credit facility.

Table of Content

CRITICAL ACCOUNTING POLICIES

There were no material changes to the Company’s critical accounting policies during the thirteen and thirty-nine weeks ended September 26, 2026.

MARKET CONDITIONS AND TRENDS

Based on the information currently available and tariff programs announced by the U.S. government, the Company estimates tariffs will have an unfavorable cost impact for the full year 2026 of approximately $18 million to $22 million. Total tariff costs for the thirty-nine weeks ended September 26, 2026 were $14.2 million.

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

Item 4. CONTROLS AND PROCEDURES

As of September 26, 2026, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 26, 2026 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the thirteen weeks ended September 26, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company considered the appointment of its Chief Accounting Officer as Interim Chief Financial Officer during the quarter and concluded that the leadership transition did not materially affect, and is not reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of October 16, 2026, the Company had repurchased a cumulative total of approximately 16.2 million shares of its Class A Common Stock for an aggregate purchase price of $1.45 billion and had $149 million remaining on the $1.6 billion share buyback expenditure limit set by the Board.

During the thirteen weeks ended September 26, 2026, the Company repurchased and subsequently retired 140,810 shares of its Class A Common Stock, including 433 unvested investment shares issued under the Investment Share Program of the Company’s Employee Equity Incentive Plan, as illustrated in the table below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands)
June 28, 2026 - August 1, 2026	54,358	178.26	54,120	173,047
August 2, 2026 - August 29, 2026	43,855	184.23	43,679	167,810
August 30, 2026 - September 26, 2026	42,597	170.80	42,578	160,536

Total	140,810	$177.86	140,377	$160,536

As of October 16, 2026, the Company had 8.1 million shares of Class A Common Stock outstanding and 2.1 million shares of Class B Common Stock outstanding.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

Item 4. MINE SAFETY DISCLOSURES

Not Applicable

Item 5. OTHER INFORMATION

Insider Trading Arrangements

No trading plans were adopted or terminated during the thirteen weeks ended September 26, 2026 by an executive officer or director that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) or a non-Rule 10b5-1(c) trading arrangement.

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

10.8

Offer Letter to Matthew D. Murphy, Chief Accounting Officer, Interim Chief Financial Officer & Interim Treasurer, dated August 20, 2026 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on August 20, 2026).

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

THE BOSTON BEER COMPANY, INC
(Registrant)

Date: October 22, 2026	/s/ C. James Koch
C. James Koch
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: October 22, 2026	/s/ Matthew D. Murphy
Matthew D. Murphy
Chief Accounting Officer and Interim Chief Financial Officer
(Principal Financial Officer)